Form 10-Q
period 2014-06-30
Luxurious Travel Corp.
filed 2014-08-14
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-193386

The Luxurious Travel Corp.

(Exact name of registrant as specified in its charter)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2014
Common Stock	30,100,000

i

EXPLANATORY NOTE

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context requires otherwise, “we,” “our,” “us” or the “Company” refers to Integrated Inpatient Solutions, Inc. Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”), we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies” throughout this Form 10-Q. Except as specifically included in this Form 10-Q, items not required by the scaled disclosure requirements have been omitted.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-Q, other than statements that relate to present or historical conditions, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on certain assumptions and analyses made by us in light of our assessment of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved, or whether such performance or results will be achieved at all. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause our actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: (i) our ability to continue as a going concern; (ii) our ability to raise additional financing on acceptable terms, or at all; (iii) industry competition, conditions, performance and consolidation; (iv) the effects of adverse general economic conditions, both within the United States and globally and the availability of debt and equity financing in view of the current economy; (v) any adverse economic or operational repercussions from terrorist activities, war or other armed conflicts; (vi) new product development and introduction in light of our lack of adequate financing; (vii) changes in business strategy or development plans; (viii) the ability to attract and retain qualified personnel; and (ix) the ability to protect our technology, among others.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

Forward-looking statements speak only as of the date the statements are made. The Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If the Company updates one or more forward-looking statements, no inference should be drawn that it will make additional updates with respect thereto or with respect to other forward-looking statements.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE LUXURIOUS TRAVEL CORP.

BALANCE SHEETS

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$21,282	$20,920
Prepaid Expense	$659	$20,920

TOTAL ASSETS	$21,941	$20,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	7,500	10,000

Total Current Liabilities	7,500	10,000

Preferred stock, par value $.0001, authorized 10,000,000, Zero shares issued and outstanding at December 31, 2013 and 2012	$-	$-
Common stock - par value $.0001, authorized 100,000,000, 30,100,000 and 30,032,000 shares issued and outstanding at June 30, 2014 and December 31, 2013 respectively	3,010	3,010
Additional paid-in capital	19,740	19,740
Accumulated deficit	(8,309)	(11,830)

TOTAL STOCKHOLDERS’ EQUITY	$14,441	$10,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,282	$20,920

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

STATEMENT OF OPERATIONS

	3 months	3 months	6 months	6 months
	June 2014	June 2013	June 2014	June 2013

REVENUE	$20,301	$9,616	$44,214	$9,616

SELLING GENERAL AND ADMINISTRATIVE EXPENSES:	16,181	2,623	40,693	2,884

NET INCOME	$4,120	$6,993	$3,521	$6,732

NET INCOME PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	30,100,000	30,042,200	30,100,000	30,042,200

See notes to financial statements

2

THE LUXURIOUS TRAVEL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	JUNE 30,
	2014	2013
OPERATING ACTIVITIES:
Net Income	$3,521	$6,732
Changes in operating assets and liabilities
Accounts Payable	(2,500)	0
Prepaid Expense	(659)	0

NET CASH PROVIDED BY OPERATING ACTIVITIES	362	6,732

INCREASE IN CASH	362	6,732

CASH - BEGINNING OF PERIOD	20,920	673

CASH - END OF PERIOD	$21,282	$$7,405

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2013.  Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Business description

The Luxurious Travel Corporation (the “Company”) was formed in 2003 and was inactive until 2008. The Company creates and develops proprietary software that allows users to sell and market travel for groups and individuals, including special event, conference, executive meeting and other travel.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

Cash

The Company maintains cash balances at a financial institution where accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's accounts at this institution may, at times, exceed the Federally insured limits. The Company has not experienced any losses in such accounts.

Revenue recognition

The Company recognizes revenue when it is earned and realizable, when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

The Company recognizes net revenue when it has no further obligation to the customer. For air transactions, this is at the time of booking due to non-cancellation of the reservation. For hotel and car transactions, net revenue is recognized at the time of check-in or customer pick up, respectively. The timing of revenue recognition is different for air travel because the Company’s primary service to the customer is fulfilled at the time of booking. For cruise transactions, revenue is recognized at the time payment is made to the supplier.

The Company passes reservations booked by its customer to the travel supplier for a commission. In addition, the Company does not take on credit risk with the customer, it is not the primary obligor with the customer, it has no latitude in determining pricing, it takes no inventory risk, it has no ability to determine or change the product or services delivered, and the customer chooses the supplier.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash is carried at historical cost basis, which approximates their fair values because of the short-term nature of this instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

Earnings per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of common shares outstanding during the year plus the incremental shares outstanding assuming the exercise of dilutive stock options, restricted stock and convertible instruments. The Company had no dilutive instruments outstanding at June 30, 2014 or 2013.

2	GOING CONCERN

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of June 30, 2014 the company has an accumulated deficit of $8,309 and current cash flow will not fund 12 months of expenses. The Company believes it will not have enough cash to meet its various cash needs unless it is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3	PREPAID EXPENSE

As of June 30, 2014 the Company was holding $659 in customer deposits that were received in order to pay for future pre-payments of hotel reservations.

4	CONCENTRATION

Two customers represented 95% of revenue in the quarter ended June 30, 2014.

5	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that these financial statements were issued. There have been no other events that would require adjustments to or disclosure in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013.

Special Note Regarding Forward-Looking Statements

This registration statement and other reports filed by our Company from time to time with the U.S. Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Results of Operation – Quarter ended June 30, 2014 vs 2013.

During the quarter ended June 30, 2014 we generated $20,301 in revenue compared to $9,616 during the quarter ended June 30, 2013. Our costs and expenses during the quarter ended June 30, 2014 were $16,181 compared to $2,623 in the prior year’s period. The increased expenses were a result of the increase in revenue and in expenses relating to preparation of our financial statements as well as the increase in overall business activity. For the quarter ended June 30, 2014 we achieved net income of $4,120, which was a slight decrease from the net income of $6,993 in the quarter ended June 30, 2013.

Results of Operation – Six Months ended June 30, 2014 vs 2013.

During the six months ended June 30, 2014 we generated $44,214 in revenue compared to $9,616 during the same period in 2013. Our costs and expenses during the six months ended June 30, 2014 were $40,693 compared to $2,884 in the prior year’s period. The increased expenses were a result of the increase in revenue and in expenses relating to preparation of our financial statements as well as the increase in overall business activity. For the six months ended June 30, 2014 we achieved net income of $3,521, which was a decrease from the net income of $6,732 in the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we had a cash balance of $21,282.  Our expenditures over the next 12 months are expected to be approximately $50,000.

Our current cash and net working capital balance is insufficient to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission and our status as a corporation in the State of Florida for the next 12 months. We must raise approximately $50,000, to complete our plan of operation for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock or from loans. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities. In the absence of such financing, our business will fail.  We believe that our ability to raise capital will increase now that we have become a publicly reporting entity. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our plan of operation for the next 12 months and our business will fail.

OFF BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. Actual results could differ from those estimates.

Cash

The Company maintains cash balances at a financial institution where accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s accounts at this institution may, at times, exceed the Federally insured limits. The Company has not experienced any losses in such accounts.

Revenue Recognition

The Company recognizes revenue when it is earned and realizable, when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

The Company recognizes net revenue when it has no further obligation to the customer. For air transactions, this is at the time of booking. For hotel and car transactions, net revenue is recognized as the time of check in or customer pick-up respectively. The timing of revenue recognition is different for air travel because the Company’s primary service to the customer is fulfilled at the time of booking. For cruise transactions, revenue is recognized at the time payment is made to the supplier.

The Company passes reservations booked by its customer to the travel supplier for a commission. In addition, the Company does not take on credit risk with a customer, it is not the primary obligor with the customer, it has no latitude in determining pricing, it takes no inventory risk, it has no ability to determine or change the product or services delivered, and the customer chooses the supplier.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard settling bodies that have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

Income Taxes

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has no material uncertain tax positions for any of the reporting periods presented. Income tax returns are subject to examination by major jurisdictions for the years 2010 through 2012.

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

The Luxurious Travel Corp.

Date: August 14, 2014	By:	/s/ Todd Delmay
Todd Delmay Principal Executive Officer and Principal Financial Officer