Form 10-Q
period 2014-09-30
Luxurious Travel Corp.
filed 2014-11-10
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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
November 10, 2014
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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE LUXURIOUS TRAVEL CORP.

BALANCE SHEETS

(Unaudited)

	SEPT 30, 2014	DECEMBER 31, 2013

ASSETS

CURRENT ASSETS:
Cash	$24,253	$20,920

TOTAL ASSETS	$24,253	$20,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	4,300	10,000

Client Deposits	5,667

Total Current Liabilities	6,667	10,000

Preferred stock, par value $.0001, authorized 10,000,000, Zero shares issued and outstanding at December 31, 2013 and 2012	$-	$-
Common stock - par value $.0001, authorized 100,000,000, 30,100,000 and 30,032,000 shares issued and outstanding at September 30, 2014 and December 31, 2013 respectively	3,010	3,010
Additional paid-in capital	19,740	19,740
Accumulated deficit	(8,464)	(11,830)

TOTAL STOCKHOLDERS’ EQUITY	$14,286	$10,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,253	$20,920

See notes to financial statements

1

THE LUXURIOUS TRAVEL CORP.

STATEMENT OF OPERATIONS

	3 months	3 months	9 months	9 months
	Sept 2014	Sept 2013	Sept 2014	Sept 2013

REVENUE	$20,934	$13,434	$65,149	$23,050

SELLING GENERAL AND ADMINISTRATIVE EXPENSES:	21,089	16,047	61,782	18,932

NET INCOME (LOSS)	(155)	(2,613)	$3,367	$4,118

NET INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	30,100,000	30,100,000	30,100,000	30,061,890

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	SEPT 30,
	2014	2013

OPERATING ACTIVITIES:

Net Income	$3,367	$4,118

Changes in operating assets and liabilities

Accounts Payable	(5,700)	-

Client Deposits	5,666

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,333	4,118

FINANCING ACTIVITIES:

Proceeds from issuance of common stock	0	$8,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	8,500

INCREASE IN CASH	3,333	12,618

CASH - BEGINNING OF PERIOD	20,920	673

CASH - END OF PERIOD	$24,253	$13,291

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2013.  Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

As of September 30, 2014 the Company had received $5,666 in Client Deposits, which will be forwarded in full to Hotel(s) for advanced payment of Client hotel reservations.

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

Earnings per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of common shares outstanding during the year plus the incremental shares outstanding assuming the exercise of dilutive stock options, restricted stock and convertible instruments. The Company had no dilutive instruments outstanding at September 30, 2014 or 2013.

2	GOING CONCERN

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of September 30, 2014 the company has an accumulated deficit of $8,464 and current cash flow will not fund 12 months of expenses. The Company believes it will not have enough cash to meet its various cash needs unless it is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3	CUSTOMER DEPOSITS

As of September 30, 2014 the Company was holding $5,667 in customer deposits that were received in order to pay for future pre-payments of hotel reservations.

4	CONCENTRATION

One customer represented 92% of revenue in the quarter ended September 30, 2014.

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

Results of Operation – Quarter ended September 30, 2014 vs 2013.

During the quarter ended September 30, 2014 we generated $20,934 in revenue compared to $13,434 during the quarter ended September 30, 2013. Our costs and expenses during the quarter ended September 30, 2014 were $21,089 compared to $16,047 in the prior year’s period. The increased expenses were a result of the increase in revenue and in expenses relating to preparation of our financial statements as well as the increase in overall business activity. For the quarter ended September 30, 2014 we incurred a net loss of $155, which was an improvement from the net loss of $2,613 in the quarter ended September 30, 2013.

Results of Operation – Nine Months ended September 30, 2014 vs 2013.

During the nine months ended September 30, 2014 we generated $65,149 in revenue compared to $23,050 during the same period in 2013. Our costs and expenses during the nine months ended September 30, 2014 were $61,782 compared to $18,932 in the prior year’s period. The increased expenses were a result of the increase in revenue and in expenses relating to preparation of our financial statements as well as the increase in overall business activity. For the nine months ended September 30, 2014 we achieved net income of $3,367, which was a decrease from the net income of $4,118 in the nine months ended September 30, 2013.

ACCOUNTING AND AUDIT PLAN

We intend to continue to have our President prepare our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our independent auditor is expected to charge us between $1,000 and $1,300 to review each of our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $9,000 to pay for our accounting and audit requirements.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had a cash balance of $24,253.  Our expenditures over the next 12 months are expected to be approximately $50,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting

PART II. OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

The Luxurious Travel Corp.

Date: November 10, 2014	By:	/s/ Todd Delmay
Todd Delmay
Principal Executive Officer and
Principal Financial Officer

