Form 10-K
period 2014-12-31
Luxurious Travel Corp.
filed 2015-03-30
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-193386

The Luxurious Travel Corp.

(Name of Registrant as specified in its charter)

Florida	20-0347908
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1535 Jackson Street, Hollywood, FL 33020
(Address of principal executive offices)

954-628-3594
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

At March 25, 2015, there is no readily available ascertainable market value of the common stock held by non-affiliates of the registrant as no quotation, bid or ask has been posted for the registrant’s securities.

The number of shares of the registrant's common stock outstanding as of March 25, 2015 was 30,100,000.

PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

THE COMPANY – WHO WE ARE; MISSION STATEMENT

We are a Florida corporation and were formed on October 17, 2003. Our mission is to develop, market and distribute a hotel booking engine software that interfaces and captures various rate channels and inventory controls for hotel reservations. The system allows users to market, manage and sell hotel reservations, and to produce invoices, track follow up and manage customer relationships.

Our primary business objective is to increase the profitability of the sale and/or re-sale of hotel room reservations through proprietary software. By leveraging the attractiveness of the software, the system will be licensed to others such as travel agents, meeting planners and convention and visitors bureaus.

SUMMARY

Luxurious Travel specializes in the development of a booking platform that enables the sales and marketing of hotels and intends to build the ability to offer other travel supplier types such as airlines, car rentals and cruises.

The company’s business activities to date have been focused on the successful management of hotel reservations for client events that once consumed and paid for by guests are commissionable to the company. The company strategy thus far has been to test and develop the booking platform for client events such as Tradeshows, Conferences, Conventions and corporate group travel and in turn solicit client and hotel feedback to improve the booking platform. However, the booking platform will be monetized in the future by making it available through leases to other entities such as travel agents, meeting planners, convention and visitors bureaus, or even companies to use however they  see fit for their business model.  At that point the primary source of revenue will shift from commissions on managed hotel inventory to the licensing fees of the platform for use by other entities.

The booking platform works by consolidating inventory channels onto a single platform. In other words, rates and available inventory are added to the system either manually or automatically through any number of sources.  Sources include hotels manually adding rates and inventory, or via connections to channels providing real-time rates and availability. Currently three (3) major channels of inventory are included; however future development will significantly increase the number of sources and include real time searches for best available pricing.

Thus far the system has generated revenues for the company by generating commissionable hotel reservations for client events. Typical clients are tradeshow organizers, association groups, and some corporate accounts. Typical users include the exhibitors and attendees of tradeshows, the members of client associations and the employees and affiliates of corporate accounts. In the future the typical client users of the platform will be travel agents, meeting planners, convention and visitors bureaus and corporations. Their clients and/or employees will be the typical users of the system from a front-end perspective.

We believe that the company embodies an exciting concept for combining reliability, broad channel sourcing and convenient multi-platform access to rates and packages through its booking platform. Given the nearly unlimited number of online sources for rates and inventory, the goal of the company’s platform is to manage many sources into a common destination that will someday be licensed to travel agents, meeting planners, convention and visitors bureaus and corporations.

Our management team has identified a key opportunity for providing a more complete technology solution than what currently exists. Through a single user interface, users such as travel agents, meeting planners or convention and visitors bureaus will be able to source wholesale travel products to create their own packaged retail products, and/or increase commissions and fees revenues from any number of travel components. Companies that use the platform will be able to reduce costs and increase the efficiency of their travel managers. The term “wholetailing” was coined for this concept, and yet few resources are available to take this to its logical next step. The system has initially assisted Luxurious Travel in streamlining its own travel sales functions, and will further be exploited through sales and leasing opportunities to others companies. In other words, the company sees value and potential in the platform beyond simply the use of it for its own client events, and intends to someday sell use of the platform through licensing to a market of travel retailers, meeting planners, convention and visitors bureaus and corporations. Again, this is an intended, and not current, use of the platform.

The company also embraces an interactive marketing and web-based strategy for sourcing hotel inventory that meets consumer needs. Both leisure and business travelers find a clearer web alternative than national brands which do not have the same high-touch customer service. For example, festival planners and convention organizers cannot offer their exhibitors and attendees information specific to their event through leading online travel agencies. However, through the use of the system the end user is able to take advantage of web-based shopping, best-available rates, and information and add-on options specific to their trip.

In the year ended December 31, 2012 the company received 93% of revenue from one customer, and in the year ended December 31, 2013 four customers represented 87% of revenue (29%, 24%, 19% and 15%). The customer who had accounted for 93% of 2012 revenue accounted for 24% of 2013 revenue.

We currently maintain our executive offices at 1535 Jackson Street, Hollywood, FL 33020. Our telephone number is (954) 628-3594.

INTELLECTUAL PROPERTY

We have not applied for any patent protection relating to any product or any aspect of our business and do not have a present intention of doing so. Although we have not submitted applications for trademark protection we intend to seek such protection in the future where appropriate. Todd Delmay is the principal architect of our platform, its capabilities and features, and its intended future development. Mr. Delmay has assigned all rights associated with the platform and any other intellectual property relating to our business to the Company. All coding for the platform has been done exclusively through independent web developers and programmers.  Also, he booking platform relies upon PHP, which is a server-side scripting language designed for web development, but is also used as a general purpose programming language.

COMPETITIVE ANALYSIS

Luxurious Travel has created a system that cuts across current disciplines. Although there are several, perhaps many instances where competition is strong, it is only in a few areas and not all areas of our business. That is to say that although any given component may have competition, our entire enterprise and all of its many components has no direct competitor that offers all the we do in an single system.

A few of our competitors, the areas in which we compete, and how we go beyond them are discussed below:

Global Distribution Systems (GDS) – heritage systems originally developed by the airlines to distribute their inventory to travel agents, these systems have evolved to include hotels, car rentals, cruises, etc.  Long-term contracts and pushback from airlines to shift costs to the agents licensing them have made these systems less attractive, making their survival questionable, and the need for alternatives more appealing.

iMagic – interfaces with Global Distribution Systems (GDS) to create and manage invoices. Although inexpensive, the software operates on individual computers. Our system is web-based so that data is accessible from all points and is not reliant on the GDS or other third party system.

SideStep – this tool has been around for nearly a decade, and there are others like it. If loaded on a computer, it can detect any travel search, for example if one is searching a hotel, it automatically detects that action, creates a sidebar on the desktop and begins searching on its own all of the other known travel sites to compare side by side. The user is still left to switch to another site and continue searching, and most of them are written by suppliers such as hotel companies and airlines, but they are prejudiced toward ownership companies, and do not necessarily offer the best and broadest rates and options.

Passkey – for a long time the dominant player in convention housing, hotels and visitor bureaus and large scale event planners have used this system to manage group blocks, set up micro-sites and sell hotel inventory online. With longevity though, comes a loss of technological edge, and they have been unable to update and adapt, so hotels especially are looking for alternatives. Additionally, they require long-term contracts with pre-defined minimum transactions, which make it even less attractive. By studying their interface, and being able to develop from the ground up, we are positioned to target their customers and develop a broad customer base. Luxurious Travel can offer better access to inventory, more reporting, competitive pricing and no minimum transactions.

OnPeak – one of the major event competitors, this company competes with Luxurious Travel in that it offers a way for event and festival organizers to manage hotel reservations and inventory that is manually entered; however they are not able to offer live inventory sources through other channel systems, and do not offer call center type services to support their clients. Luxurious Travel not only has multiple streams of inventory, but can also support inbound calls and customer service for existing reservations.

MARKET POSITIONING:

TRENDS

The travel industry saw its best year ever in 2000, followed by a 2001 recession and the 9/11 terrorist attacks, only to start the slow recovery before again stalling after the 2008 economic crisis. The entire future of the travel industry rests on the changing mindset of the American Traveler who thinks carefully about spending, checks every possible source to find the lowest possible price, and even relies on social media to gain insights. But technology is not the threat to the industry, it is the solution for survival – and for offering better products targeted to the specific, sometimes niche interests of consumers.

Whether someone is traveling for business or pleasure, the “Google” of travel has in many ways yet to be born. In an information age, getting information from multiple channels, paring it down to the most relevant search, and providing a simple, streamlined, but information-rich result is the key to being a consumer’s choice. Luxurious Travel has made great strides, and will continue to coalesce data in a way that empowers meeting planners, event planners, festival organizers, trade and association organizations, and even convention and visitors bureaus to reach the intended audience with the right information, at the right time, and at the right (best) price.

Travel suppliers (i.e. hotels, car rental agencies, cruise lines, etc.) and intermediaries (agents, corporate travel managers, organizers, planners, etc.) must seek out new technologies that help them work together better. In order to capture a greater percentage of the online marketplace they must have access to the broadest range of information and pricing, and the tools by which they can market it, sell it, and account for it.

Despite dramatic increases in online bookings, according to industry analysts, the numbers leveled off as consumers realized that the online marketplace does not always offer enough reliability. In 2008, for the first time in over 10 years, the percentage of travel purchases online fell in comparison to the percentage that was booked through a travel professional (both agency and corporate in-house travel managers) and they continue to do so. But consumers do not just want simply to talk to someone, they want to talk to someone who is as smart as the Internet, and then some, and that can offer the same or better pricing they can find on their own. Hence, Agents need a technology that brings the best of the web, direct connects to hotels, as well as non-web inventory together in a way not specifically offered by one travel site. Luxurious travel is that technology.

OPERATIONAL PLAN

KEY OBJECTIVES

The primary objective to realize the goals of the company requires raising capital in order to enact the overall business plan. Beyond the funding, the company must develop the software and website capabilities that include functionality for:

-	Bidding by suppliers

-	Upstream sales of packages through channel managers

-	Broadcast/Share Corporate Rates across consumers

-	Interline packaging

-	Unfilled Conference Blocks re-sold upstream

-	Distressed or Pre-Purchased travel available for resale

-	Add-on offers, discounts, dining recommendations, etc.

-	Social Media Collaboration on Travel Plans

-	Booking capability for all major cruise lines

-	Consumer Profile Forms

-	Hot Deals and Specials Section

-	Dynamic Packaging of own-label programs

-	Air, Car & Hotel bookings compiled from supplier sites

-	Social Networking / Marketing Components

STRATEGY

To accomplish this vision, Luxurious Travel will embark on a process that includes, but is not limited to doing the following:

-	Hire the Software Engineering Team

-	Develop the schematic for end-result platform

-	Model, build and test each feature and function

-	Develop front, admin, hotel and client access portals

-	Code platform to allow multiple user source interfaces

-	Integrate interfaces with GDS, Hotel and other OTA or third party channel managers

-	Roll out the site in phases, including end-to-end testing

-	Hire staff to enact the sales and marketing plan

First, the hire of a qualified software engineering team is essential to fulfillment of the mission. Teams that we have already worked with on version 1.0 will be strongly considered for version 2.0 and beyond, including those who have done contract work and who can now be brought in as employees to focus full time on completing each task.

The initial model of the booking engine system is fully functional. We envision extending the range of its capabilities over time and such extension will not be possible without further development and investment. We intend to use interactions with and feedback from clients, consumers, hotels and others to improve the system over time. This will also require looking at the different ways in which channel managers may require customized interfacing, and building specific bridges for data to move between their system and ours. During that phase, extensive testing will be required, and the inevitable unforeseen glitches tested and fixed as the infrastructure expands and is maintained. Currently the system functions only with hotels which have rooms/rates inventory entered manually and within limited event time frames.  However future iterations will include features that allow direct and automated connectivity to a much wider range of hotels, rooms and rates. The planned future functionality also includes the ability to search and seek hotels, rooms and rates at any given hotel on a global basis. The system currently allows for the making of reservations by site visitors to established hotels only, but future development will connect intelligently to the best source(s) of inventory based on rates through unlimited resources. Future iterations of the system also will the ability to load and/or book air, car rental, transportation or activities. The system is capable of invoicing and as our business grows we will explore the feasibility of including “wholetailing” features that would allow a licensee of the engine to package, sell, and account for multiple invoice elements.

To date, revenue has been generated through business activities related solely to hotel bookings for individuals and groups, and we have not yet explored licensing the system for use by other users and/or entities. We anticipate that licensing of the system will result in additional revenue sources.

The Luxurious Travel Corporation’s website that includes information about the company and the booking platform can be found at www.luxurioustravelshop.com. The information that can be accessed through the website is not part of this report.

Access to the system is critical, and each user type has different needs and different authorized access. Security and barriers to entry beyond specifically outlined areas of the site are also key to the total experience. Coding these interfaces are as critical as the third party data interfaces that give the system its robust approach to information and rate management.

Each phase of development will require a set range of functions, and rolling out those phases to end users will require the detailed planning found in the schematics. As new features and functions are added, previous releases need to be updated, and existing user types informed of and trained on the new aspects.

Lastly, the sales and marketing plan will be rolled out concurrently with each phase, as target customers are identified, marketing collateral and other messaging is fine tuned. As sales pick up pace, the company will be able to shift resources from development of the software to development of sales. The need for quality software engineers will never end, as the platform will continuously undergo version and function upgrades to accommodate new technological developments in the short and long term future.

CONCLUSION

Luxurious Travel’s booking engine operates in an evolving frontier of technology, travel, information and social interactions. As a result, the opportunity to move forward is time sensitive, as the integration of all of the features and functions envisioned is unlikely to remain unique for very long. The travel industry has seen a lot of change for a variety of reasons in recent years, and improvements to distribution and sales channels can improve any company’s business travel, put small and large players in the industry on equal footing, and give consumers, agents, corporations and everyone involved a real voice in the process.

EMPLOYEES

As of the date of this report we have 1 employee, who is serving in an executive capacity.

We are not party to any legal proceedings as of the date of this report.

Item 1A.  RISK FACTORS

The shares of our common stock being offered for resale by the selling security holders are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, you may lose all or part of your investment.  You should carefully consider the risks described below and the other information in this process before investing in our common stock.

Risks Related to our Business

We have very little operating capital.

The growth of our business will require additional investment. We do not presently have adequate cash from operations or financing activities to meet our long-term needs. As of December 31, 2014 we had a total of $31,479 in capital to use in executing our business plan. We anticipate that unless we are able to generate net revenue or raise net proceeds of at least $50,000 within the next 12 months that it will be difficult to execute our business plan in a meaningful way. However, even if we achieve net revenue or raise net proceeds of $50,000 there can be no assurance that we will be successful in executing our plan or achieving profitability. Due to our early stage of growth, regardless of the amount of funds we have, there is a substantial risk that all investors may lose all of their investment. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations.

Our independent auditor has expressed doubts about our ability to continue as a going concern.

We are devoting substantially all of our present efforts in establishing a new business and we have achieved only minimal revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Management's plans regarding our ability to continue as a going concern are disclosed in Note 2 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The vast majority of our revenues have been received from only four customers.

In the year ended December 31, 2014 the company received 93% of revenue from four customers, and in the year ended December 31, 2013 four customers represented 87% of revenue. Our ability to succeed will be require that we broaden our customer base and develop new markets. If we are unable to develop additional customers and new markets it will be very difficult for us to significantly grow our business. There are currently no agreements or contracts in place to in any way guarantee future revenues or business activities and no guarantee can be given that we will be able to generate such revenues or business. If we are unsuccessful, the results of our operations will likely be adversely impacted.

Neither our sole officer nor either of our directors is required to continue as a shareholder and may not maintain an equity interest in the company in which case their interests may not mirror those of our shareholders.

There is no requirement that our current officer or either of our current directors or any of our future officers and/or directors retain any of their shares of our common stock. Accordingly, there is no assurance that all or any of such current or future officers and/or directors will continue to maintain an equity interest in the company. Our current officer and directors currently intend to remain as an officer and directors of the company for the foreseeable future, even if they were to sell all or a portion of their shares.

We are dependent on the services of our Chief Executive Officer and the loss of those services would have a material adverse effect on our business.

We are highly dependent on the services of Todd Delmay, our Chief Executive Officer. Mr. Todd Delmay maintains responsibility for our overall corporate operational strategy. Mr. Todd Delmay has over 20 years’ experience in the travel industry and the loss of his services would have a material adverse effect upon our business and prospects. We do not currently have an employment agreement with Mr. Todd Delmay, or any officer or employee of the Company and accordingly there is no requirement that Mr. Todd Delmay continue working for the Company. Mr. Todd Delmay denies any beneficial ownership of any technology or intellectual property used by the Company and has executed a written agreement assigning all such intellectual property to the Company.

Our CEO has no experience running a public company. This lack of experience could impact the results of our operations or return on investment, if any.

As a result of our reliance on Mr. Delmay, and his lack of experience in operating a public company, our investors are at risk in losing their entire investment. Mr. Delmay does not presently intend to hire additional personnel. Unless and until such additional management is in place, we are reliant upon Mr. Delmay to make the appropriate management decisions.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after if we cease being an “emerging growth company,” which could adversely affect our business, operating results and financial condition.

As a public company, and particularly if we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ impose numerous requirements on public companies, including requiring changes to corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. We will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly.

Our CEO holds the voting power to control our affairs and may make decisions that do not necessarily benefit all shareholders equally.

As of the date of this report, our CEO is our largest shareholder and he owns approximately 83.1% of our outstanding Common Stock. Consequently, he is in the position to control matters submitted for shareholder votes, including election of our Board of Directors and to exercise control over our affairs, generally.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies (other than smaller reporting companies) that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We are also currently able to take advantage of these exemptions as a smaller reporting company. In addition, emerging growth companies are entitled to take advantage of exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. By comparison, smaller reporting companies (unless they are also emerging growth companies) are subject to the requirements of holding nonbinding advisory votes on executive compensation, and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Furthermore, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Under the JOBS Act we have elected to use an extended period for complying with new or revised accounting standards.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1), which allows us to delay adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Risks Related to Our Industry

Economic downturns may adversely affect our sales.

A downturn in the economy may affect consumer purchases of discretionary items, which could adversely affect our sales. Our success depends on the sustained demand for our products and services. Consumer purchases of discretionary items, such as many of our products and services, tend to decline during recessionary periods when disposable income is lower. These downturns have been characterized by diminished product demand and subsequent accelerated erosion of average selling prices. A general slowdown in the economies in which we sell our products and services or even an uncertain economic outlook could adversely affect consumer spending on our products and services and, in turn, our sales and results of operations.

We operate in a highly competitive market, and we may not be able to compete effectively.

The market for travel products is intensely competitive. We compete with a variety of companies with respect to each product or service we offer, including those which own or control numerous travel-related enterprises. Competing sites sell and distribute airline, hotel and car rental inventory as well as tours, transportation and activities of a diverse nature. Many of our competitors have longer operating histories, larger customer bases, more established brands and significantly greater financial, marketing and other resources than we do. Some of our competitors benefit from vertical integration with Global Distribution Systems (GDS) which date back fifty or more years. These competitors benefit from greater market share, brand recognition, product diversification, scale and operating experience than we do. In addition, many have each established exclusive relationships as preferred travel partners for widely used and diverse Internet websites. These arrangements, and similar relationships the competitors may be able to secure in the future could provide them with a significant advantage in obtaining new customers. Furthermore, the flexibility of being able to provide biased display of preferred partners for fares may provide competitors an opportunity to receive additional incentive payments from travel suppliers. Significant financial and operating resources will likely be sustained in order to maintain each company’s respective positions in the online travel products market.

We expect existing competitors and business partners and new entrants to the travel business to constantly revise and improve their business models in response to challenges from competing Internet-based businesses, including ours. For example, firms that provide services to us and our competitors may introduce pricing or other business changes that adversely affect our business suppliers in favor of our competitors. Similarly, some airline suppliers have "most favored nations" type arrangements in which they have committed, in exchange for reduced booking fees via the Global Distribution Systems (GDS), to provide all fares the supplier offers to the general public through any distribution channel. The effect of these arrangements may be to preclude any competitor from successfully bargaining for superior airline inventory or other promotional advantages, and to reduce the relative attractiveness of any competitor over another as a low cost distribution channel for these airlines. If any competitor or other travel industry participants introduce changes or developments in packaging travel components that we cannot meet or exceed in a timely or cost-effective manner, our business may be adversely affected. We cannot assure you that we will be able to effectively compete on a broader market.

In addition, consumers may use our booking engine for route pricing, best available hotel or car rental rates and/or other travel information, and then may choose to purchase travel products from a source other than ours, including travel suppliers' own websites. Many travel suppliers, including airlines, hotels, car rental companies and cruise operators, also offer and distribute travel products, including products from other travel suppliers, directly to the consumer through their own websites. In many cases, these competitors offer advantages, such as bonus miles or lower transaction fees that we do not or cannot provide to consumers. In addition, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations.

Risks Related to Legal Uncertainty

Because legislation in the United States, including the Sarbanes-Oxley Act of 2002, increases the cost of compliance with federal securities regulations as well as the risks of liability to officers and directors, we may find it more difficult to retain or attract officers and directors.

The Sarbanes-Oxley Act was enacted in the United States in response to public concerns regarding corporate accountability in connection with accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the United States SEC, under the Securities Exchange Act of 1934 (“Exchange Act”).  Upon becoming a public company in the United States, we will be required to comply with the Sarbanes-Oxley Act and it is costly to remain in compliance with the federal securities regulations. Additionally, we may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles. Significant costs incurred as a result of becoming a public company could divert the use of finances from our operations resulting in our inability to achieve profitability.

Risks Related to Our Common Stock

You may not be able to buy or sell our stock at will and may lose your entire investment.

We are not listed on any stock exchange at this time. We hope to be quoted on the OTCQB or the OTC Bulletin Board. These are often known as "penny stocks" and are subject to various regulations involving certain disclosures to be given to you prior to the purchase of any penny stocks. These disclosures require you to acknowledge you understand the risk associated with buying penny stocks and that you can absorb the entire loss of your investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is volatile and you may not be able to buy or sell the stock when you want.

There can be no assurance that an active market for our Common Stock will develop. If an active public market for our Common Stock does not develop, shareholders may not be able to re-sell the Common Stock that they own and affect the value of their Common Stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit our shareholders’ ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, or “FINRA”, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for Common Stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit our shareholders’ ability to buy and sell our stock.

We anticipate that for the foreseeable future our stock will be a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.

We do not expect to pay dividends in the future. Any return on investment may be limited to the value of our Common Stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that our company will ever have sufficient earnings to declare and pay dividends to the holders of our Common Stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report, including in the documents incorporated by reference into this report, includes some statements that are not purely historical and that are “forward-looking statements.”  Such forward-looking statements include, but are not limited to, statements regarding our and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believes, “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction.  There can be no assurance that future developments actually affecting us will be those anticipated.  Those that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following forward-looking statements, involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions.

Item 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting Company and are not required to furnish this information.

Item 2.  DESCRIPTION OF PROPERTIES

The Company does not own any real property or any interest in real property and does not invest in real property or have any policies with respect thereto as a part of its operations or otherwise.

Our principal office facility is presently located at 1535 Jackson Street, Hollywood, FL 33020. All expenses associated with this facility are presently being paid by our chief executive officer. We are not presently incurring any rent expenses associated with this space

Item 3.  LEGAL PROCEEDINGS

We are not party to any legal proceedings as of the date of this report.

Item 4.  MINE SAFETY DISCLOSURE

Not Applicable

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public market for our common stock. Although a symbol has been assigned to our common stock for the OTCPink marketplace, no quotation, bid or ask has yet to be posted. We hope to eventually be quoted on the OTCQB or the OTC Bulletin Board. There can be no assurance that our common stock will ever be quoted on any quotation service or that any market for our stock will ever develop or, if developed, will be sustained.

As of the date of this report, there were 33 shareholders of record of our common stock and a total of 30,100,000 shares outstanding. Of the 30,100,000 shares of common stock outstanding, 25,000,000 shares of common stock are beneficially held by an "affiliate" of the company.

Dividends

To date, we have never declared or paid any cash dividends on our capital stock.  We currently intend to retain any future earnings for funding growth and therefore, do not expect to pay any dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. There are no contractual restrictions on our ability to declare or pay dividends.

Transfer Agent and Registrar

We currently serve as our Transfer Agent and Registrar. Prior to commencing trading of our common stock we will retain an independent stock transfer agent.

Securities Authorized for Issuance Under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares during the fiscal year ended December 31, 2013.

Item 6.  SELECTED FINANCIAL DATA.

Not Required of Smaller Reporting Companies.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this annual report.

Cautionary Statement Regarding Forward-Looking Statements

This and other reports filed by our Company from time to time with the U.S. Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operation – Year ended December 31, 2014 vs 2013.

The Luxurious Travel Corp. continues to make progress in terms of volume of business it serves, due mostly to existing customers spending more money. An improving economy not only increases hotel room rates, but drives more rooms and room nights booked per event when customer businesses are also improving and those customers have the means to expand their hotel room purchases. Hotels are also competing by offering value-added services to the end user that although they do not increase the rate, they drive more room nights booked because of the higher perceived value by customers. The Company also takes advantage where it can to pre-purchase hotel packages at a fixed rate, which can be sold at a later date as the hotel’s direct booking rate increases.

During the year ended December 31, 2014, we generated $113,381 in revenue compare to $51,148 during the year ended December 31, 2013. Our costs and expenses during the year ended December 31, 2014 were $119,706 compared to $49,401 in the prior year. The increased expense were a result of the payroll associated with servicing the increase in revenue and in our expenses related to professional services such as those necessary for audit and reporting obligations. Legal expertise and the associated fees in the preparation of reporting documents also saw an increase for the company. For the year ended December 31, 2014 we incurred a net loss of $6,325 compared to a net profit of $1,747 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, we had a cash balance of $31,479 and prepaid expenses of $18,616.  Our expenditures over the next 12 months are expected to be approximately $50,000.

No additional financing has occurred in 2014, and additional revenues have not increased the amount of cash on hand as of December 31, 2014. In addition, our Accounts Payable have reached $45,500 which means that cash flows will be needed for those Accounts Payable over and above addition expected expenditures.

Our current cash and net working capital balance is insufficient to cover our expenses for the next 12 months. We must raise approximately $50,000, to complete our plan of operation for the next 12 months. Additional funding will hopefully come from equity financing from the sale of our common stock, if we are able to sell such stock or from financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities. In the absence of such financing, our business will fail.  We continue to believe that our ability to raise capital will increase now that we have become a publicly reporting entity. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our plan of operation for the next 12 months and our business will fail.

GOING CONCERN

Our Auditors have issued a Going Concern opinion for the year ended December 31, 2014. This means that ____ input per financials.

OFF BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

CRITICAL ACCOUNTING POLICIES

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Required of Smaller Reporting Companies.

Item 8.  FINANCIAL STATEMENTS

The Financial Statements are included with this report commencing on page F-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have not conducted an evaluation of the effectiveness of our internal control over financial reporting. Furthermore, we will not be required to conduct any such evaluation until the fiscal year for which our second annual report is due. Also, as a smaller reporting company, we are exempt from the requirement that our independent auditor provide an auditor attestation concerning our management’s conclusion about the effectiveness of our internal control over financial reporting. This lack of evaluations may limit the dependability of our financial statements.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.  OTHER INFORMATION

None.

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table presents information with respect to our officers, directors and significant employees as of the date of this report.

Name	Age	Position

Todd Delmay	43	Chief Executive Officer, Chief Financial Officer, Director

Jeff Delmay	37	Director

The biographies of our sole executive officer, and of both directors are as follows:

Todd Delmay serves as Chief Executive Officer and Chief Financial Officer of Luxurious Travel.  After years of working with some of the country’s finest tour operators, hotel companies and destination marketing organizations, Todd created a new travel company business model for the 21st Century, and continues to lead its evolution.  Todd’s achievements have been recognized by a number of travel industry magazines, and he is often called upon to comment on travel and the industry for a variety of publications.

Previously, Todd spent 3 years working for America’s first Deluxe Tour Operator, Tauck World Discovery, which boasts the honor of Tour Operator License Number 1 -issued as the result of a success win at the U.S. Supreme Court.  From Tauck, Todd went to work for a Travel Industry Global Sales and Marketing company where he was Director of Sales, North America.  In 1999 Todd started his own company, then called Identity Vacations, and later purchased other companies along the way to grow it into a boutique travel company with an unlisted phone number, and a clientele hand-selected strictly via word-of-mouth.  With a growing portfolio, and aided by Mr. Delmay's extensive background in group travel, the company is a purveyor of quality travel experiences.

In addition to more than 14 years of experience running his own companies, Mr. Delmay is currently pursuing his MBA and will be graduating in June from Strayer University. Among the classes he took in pursuit of this degree were classes in Financial Accounting, Financial Management, Managerial Economics.

Jeff Delmay is responsible for sales and business development, searching for strategic methods to grow the company according to its strategic vision working with a select clientele.  Jeff believes in providing clients a personalized and special experience in planning their trips from the initial request to their safe return home.

Previously Jeff spent 12 years as a hotelier in various positions at three top South Florida hotels.  He started at the Sonesta Beach Resort Key Biscayne while in college at Johnson & Wales University, quickly becoming assistant front office manager.  He then moved into the luxury sector when he joined Mandarin Oriental Hotel, Miami – arguably then the top luxury hotel in the state.  At Mandarin Oriental, Jeff was a conference services manager, successfully handling the hotel’s multi-million dollar conferences.  Jeff then moved to Four Seasons Hotel Miami for the long-anticipated opening of this amazing luxury project.  Jeff’s career progressed at Four Seasons when he was promoted to sales manager, starting out in group sales and eventually individual sales for both business and leisure travel.  He established solid relationships with Fortune 500 companies on behalf of the hotel, was twice nominated for manager of the quarter, and awarded the 2007 Four Seasons President’s Club for his outstanding sales efforts of booking over $4.5 million.

Directors

Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting of shareholders following their election.  To date, neither of our directors have received any securities or other compensation from us, for his service as a director.

Legal Proceedings

Neither member of the board of directors or our sole executive has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending him from engaging in any business, securities or banking activities, and has not been found to have violated, nor been accused of having violated, any Federal or State securities or commodities laws.

Employment Agreements:

The Company has not entered into any employment agreements.

Board of Directors’ Compensation

Directors of the Company do not receive cash compensation for their services at this time, but will be reimbursed for reasonable travel expenses incurred while attending Board meetings. The Board of Directors and the Company’s management may elect to compensate its participants for consulting services in the future.

Term of Office

All of our directors are appointed for a one-year term to hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and hold office until removed by the Board.

Family Relationships

Todd and Jeff Delmay are married.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Directors’ Remuneration

Neither of our directors have received any compensation for serving as such.

Audit Committee

Our Board of Director has not yet established an Audit Committee. Instead, the two members of our Board of Directors, Mr. Todd Delmay and Mr. Jeff Delmay, act as an "Audit Committee" for the purposes of Section 3(a) (58) of the Securities Exchange Act of 1934.  Neither Mr. Todd Delmay nor Mr. Jeff Delmay is an "audit committee financial expert" as defined by Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934, and neither is "independent" as that term is defined in the rules of the NASDAQ stock market.

In addition, our board of directors has determined that neither Mr. Todd Delmay nor Mr. Jeff Delmay is financially sophisticated as defined by the SEC rules and our audit committee charter.

Mr. Todd Delmay and Mr. Jeff Delmay will  recommend the selection of independent public accountants, review the scope of approach to audit work, meet with and review the activities  of our internal accountants and the independent public accountants, make recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and review all Form 10-K Annual and 10-Q interim reports.

Code of Ethics and Standards of Conduct

We have not yet adopted a code of business conduct and ethics applicable to our directors, officers, and employees (including our principal executive officers, principal financial officer and principal accounting officer).  When we adopt a Code of Ethics and Standards of Conduct we will make it available on our website and file it with the Securities and Exchange Commission.  In the event that we amend or waive any of the provisions of the Code of Ethics and Standards of Conduct applicable to our principal executive officer, principal financial officer, or principal accounting officer, we intend to disclose the same on our website and will disclose the same by filing a Form 8-K with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not aware of any director, officer or beneficial owner of more than ten percent of our Common Stock that, during the fiscal year 2014, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the CEO and other named executive officer and individuals for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011.

Name and principal position	Year	Salary ($)	Bonus ($)	Option awards ($)	All other compensation ($)	Total ($)
Todd Delmay, CEO	2014	$15,308	$0	$0	$0	$15,308
	2013	$9,615	$0	$0	$0	$9,615
	2012	$0	$0	$0	$0	$0

Jeff Delmay	2014	$31,539	$0	$0	$0	$31,539
	2013	$15,138	$0	$0	$0	$15,138
	2012	$0	$0	$0	$0	$0

Director Compensation

Since inception no compensation has been paid to the directors.

Employment Agreements

The Company has not entered into any Employment Agreements.

Outstanding Equity Awards at Fiscal Year-End

The Company has not paid any stock, options or other equity awards to any officer, director or employee to date.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of March 25, 2015 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares. The percentage of ownership set forth below reflects each holder’s ownership interest in the 30,100,000 shares of the Company’s common stock issued and outstanding as of March 25, 2015.

Name and Address of	Amount of	Percent
Beneficial Owner	Beneficial Ownership	Owned

Todd Delmay	25,000,000	83.1%
c/o Luxurious Travel Corp
1535 Jackson Street
Hollywood, FL 33020

Jeff Delmay	4,000	*
c/o Luxurious Travel Corp
1535 Jackson Street
Hollywood, FL 33020

Marli Barbarosh(1)	2,500,000	8.31%
304 NE 1st Avenue,
Apartment B
Delray Beach, FL 33444

Lori Rhein(2)	1,666,667	5,54%
5005 Pattingham Drive
Roswell, GA 30075

Liana Barbarosh(3)	1,666,667	5.54%
3469 S. Federal Highway
Apartment E
Boynton Beach, FL 33435

All Directors and Officers
As a group (2 persons)	25,004,000	83.1%

(1)	Ms. Marli Barbarosh is deemed to be the beneficial owner of 833,333 shares held by Bridle Path Investments I, LLC, 833,333 shares held by Croft Investments Ltd. Pp and 833,334 shares held by Empire Global Advisory Services, LLC. She is the sole beneficial owner of Bridle Path Investments I, LLC but shares beneficial ownership of Croft Investments Ltd. Pp and Empire Global Advisory Services, LLC with Ms. Lori Rhein and Ms. Liana Barbarosh, each of whom are also deemed to be the beneficial owner of all shares held by such entities.

(2)	Ms. Rhein is deemed to be the beneficial owner of 833,333 shares held by Croft Investments Ltd. Pp and 833,334 shares held by Empire Global Advisory Services, LLC. Ms. Rheim shares beneficial ownership of Croft Investments Ltd. Pp and Empire Global Advisory Services, LLC with Ms. Marli Barbarrosh and Ms. Liana Barbarosh, each of whom are also deemed to be the beneficial owner of all shares held by such entities.

(3)	Ms. Liana Barbarosh is deemed to be the beneficial owner of 833,333 shares held by Croft Investments Ltd. Pp and 833,334 shares held by Empire Global Advisory Services, LLC. Ms. Liana Barbarosh shares beneficial ownership of Croft Investments Ltd. Pp and Empire Global Advisory Services, LLC with Ms. Lori Rhein and Ms. Marli Barbarosh, each of whom are also deemed to be the beneficial owner of all shares held by such entities.

*less than 1%

Changes in Control

At the present time, there are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

STOCK OPTION PLAN INFORMATION

The Company does not currently have a stock option plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Todd Delmay and Mr. Jeff Delmay are married.

During the past five years, none of the following occurred with respect to any founder, promoter or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Currently, all actions that would otherwise be performed by standing committees of the Board of Directors are performed by its two directors, including the hiring of our independent public accountants and the oversight of the independent auditor relationship, the review of our significant accounting policies and our internal controls.

The Board of Directors has analyzed the independence of its directors and has determined that neither of its directors qualifies as independent under the specific criteria of Section 4200(a)(15) of the NASDAQ Manual.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

To ensure the independence of our independent auditor and to comply with applicable securities laws and listing standards the Board of Directors is responsible for reviewing, deliberating and, if appropriate, pre-approving all audit, audit-related, and non-audit services to be performed by our independent auditors. For that purpose, the Board of Directors has established a policy and related procedures regarding the pre-approval of all audit, audit-related, and non-audit services to be performed by our independent auditor (the “Policy”). Pursuant to the Policy, all fees were approved by the Board of Directors.

Our Board of Directors appointed Paritz & Company, P.A., certified public accounting firm., as our independent accountants to audit our financial statements for the fiscal year ending December 31, 2014.  Paritz & Company, P.A. has been our independent accountant since July 11, 2013.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES - continued

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2014 was $8,000.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2014 was $0.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2014 was $950.00.  These fees related to the preparation of federal income and state franchise tax returns.

A description of the types of services provided in each category is as follows:

Audit Fees—Includes fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and for other services normally provided by our accountant in connection with statutory and regulation filings or engagements.

Audit-Related Fees—Includes fees billed for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees—Includes fees billed for professional services rendered by our principal accountant for preparation of our Federal Tax Returns.

All Other Fees—Includes fees billed for professional services provided by our principal accountant other than services reported under Audit Fees, Audit-Related Fees and Tax Fees.

PART IV

Item 15. EXHIBITS

(31.1)   Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

(31.2)   Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

(32.1)   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2015.

THE LUXURIOUS TRAVEL COPR.

By:	/s/ Todd Delmay
Todd Delmay
Title: Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2015.

By:	/s/ Todd Delmay	Director, Chief Executive Officer and Chief Financial Officer (Principal
	Todd Delmay	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jeff Delmay	Director
Jeff Delmay

Paritz & Company, P.A.

THE LUXURIOUS TRAVEL CORP.

FINANCIAL STATEMENTS

WITH

INDEPENDENT AUDITORS’ REPORT

YEARS ENDED DECEMBER 31, 2014 AND 2013

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Stockholders of Luxurious Travel Corp.

We have audited the accompanying balance sheets of Luxurious Travel Corp (“the Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two year period ended December 31, 2014. Inner System’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luxurious Travel Corp as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that Luxurious Travel Corp will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. As discussed in note 2 to the financial statements, the Company had an accumulated deficit of $18,155 and current cash flows will not fund 12 months of expenses. The Company believes it will not have enough cash to meet its various cash needs unless it is able to obtain additional cash from the issuance of debt or equity securities. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/Paritz & Company, P.A.

Hackensack, NJ

March 27, 2015

THE LUXURIOUS TRAVEL CORP.

BALANCE SHEETS

	DECEMBER 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash	$31,479	$20,920
Prepaid Expenses	18,616	-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$50,095	$20,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$45,500	$10,000

Total Current Liabilities	45,500	10,000

Preferred stock, par value $.0001, authorized 10,000,000,
No shares issued and outstanding at December 31, 2014 and 2013	-	-
Common stock - par value $.0001, authorized 100,000,000,
30,100,000 shares issued and outstanding
at December 31, 2014 and 2013	3,010	3,010
Additional paid-in capital	19,740	19,740
Accumulated deficit	(18,155)	(11,830)

TOTAL STOCKHOLDERS’ EQUITY	4,595	10,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,095	$20,920

See notes to financial statements

F-3

THE LUXURIOUS TRAVEL CORP.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2014	2013

REVENUE	$113,381	$51,148

COSTS AND EXPENSES	119,706	49,401

NET INCOME (LOSS) BEFORE INCOME TAX PROVISION	(6,325)	1,747

INCOME TAX PROVISION	0	0

NET INCOME (LOSS)	$(6,325)	$1,747

INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	30,100,000	30,071,496

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance-January 1, 2013	30,032,000	3,003	-	-	11,247	(13,577)	673

Issuance of common stock	68,000	7	-	-	8,493	-	8,500

Net Income	-	-	-	-	-	1,747	1,747

Balance-December 31, 2013	30,100,000	$3,010	-	-	$19,740	$(11,830)	$10,920

Net Loss	-	-	-	-	-	(6,325)	(6,325)

Balance-December 31, 2014	30,100,000	$3,010	-	-	$19,740	$(18,155)	$4,595

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013

OPERATING ACTIVITIES:
Net Income (Loss)	$(6,325)	$1,747
Changes in Operating Assets and Liabilities:
Accounts Payable	35,500	10,000
Prepaid Expense	(18,616)	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,559	11,747

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	8,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	8,500

INCREASE IN CASH	10,559	20,247

CASH - BEGINNING OF YEAR	20,920	673

CASH - END OF YEAR	$31,479	$20,920

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

NOTES TO FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014 AND 2013

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of common shares outstanding during the year plus the incremental shares outstanding assuming the exercise of dilutive stock options, restricted stock and convertible instruments. The Company had no dilutive instruments outstanding at December 31, 2013 or 2012.

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

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of December 31, 2014 the company has an accumulated deficit of $18,155 and current cash flow will not fund 12 months of expenses. The Company believes it will not have enough cash to meet its various cash needs unless it is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3	PREPAID EXPENSE

Consists of a deposit made by the Company on behalf of its customer for a package room deal. The amount will be used on May 5, 2015 which is the arrival date of the Customer.

4	CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.0001 per share.

The total number of preferred shares authorized that may be issued by the Company is 10,000,000 shares with a par value of $0.0001 per share.

On June 3, 2013 the Company issued 68,00 shares of common stock for proceeds of $8,500.

5	INCOME TAX

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	December 31,
	2014	2013

Income tax provision (benefit) at statutory rate of 34%	$(2,040)	$600
Change in valuation allowance	2,040	(600)

	$-	$-

Deferred tax assets consist of:

	December 31,
	2014	2013

Deferred tax assets (liabilities):
Net operating loss carryforward	$6,120	$4,080
Valuation allowance (see Note 2)	(6,120)	(4,080)
Net deffered tax assets	$-	$-

For the year ended December 31, 2014, the Company had approximately $18,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2034. The NOLS may be subject to limitation under Internal Revenue Code Section 382 should be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, the Company has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company is currently not open to audit for all years ended December 31, 2003 to present because of its large NOL carryforwards. However, the Company is only open to additional tax assessments under the Internal Revenue Code statute of limitation for the years ended December 31, 2011 to present; however, it does not currently have any ongoing tax examinations.

7	CONCENTRATION

Four customers represented 93% of revenue in 2014, and four customers represented 87% of revenue in 2013.

8	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that these financial statements were issued. There have been no events that would require adjustments to or disclosure in the financial statements.

