Form 10-Q
period 2015-03-31
Luxurious Travel Corp.
filed 2015-05-19
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-193386

The Luxurious Travel Corp.

(Exact name of registrant as specified in its charter)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2015
Common Stock	30,100,000

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim financial statements for the three months ended March 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2014, on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2015.

THE LUXURIOUS TRAVEL CORP.

BALANCE SHEETS

(Unaudited)

	MARCH 31, 2015	DECEMBER 31, 2014

ASSETS
CURRENT ASSETS:
Cash	$20,946	$31,479
Prepaid Expenses	18,616	18,616

TOTAL CURRENT ASSETS AND TOTAL ASSETS	39,562	50,095

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable	45,500	45,500

Total Current Liabilities	45,500	45,500

Preferred stock, par value $.0001, authorized 10,000,000, No shares issued and outstanding at March 31, 2015 and December 31, 2014	$-	$-
Common stock - par value $.0001, authorized 100,000,000, 30,100,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	3,010	3,010
Additional paid-in capital	19,740	19,740
Accumulated deficit	(28,688)	(18,155)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(5,938)	4,595

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$39,562	$50,095

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

STATEMENT OF OPERATIONS

	MARCH 31,
	2015	2014

REVENUE	$4,223	$21,762

COSTS AND EXPENSES	14,756	23, 513

NET LOSS	$(10,533)	$(1,751)

LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	30,100,000.00	30,100,000

See notes to financial statements

3

THE LUXURIOUS TRAVEL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	MARCH 31,
	2015	2014

OPERATING ACTIVITIES:
Net Loss	$(10,533)	$(1,751)
Changes in operating liabilities
Accounts Payable	-	(3,500)
Customer Deposits	-	2,615
Prepaid Expenses	-	-

NET CASH USED IN OPERATING ACTIVITIES	(10,533)	(2,636)

DECREASE IN CASH	(10,533)	(2,636)

CASH - BEGINNING OF PERIOD	31,479	20,920

CASH - END OF PERIOD	$20,946	$18,284

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2014.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Earnings per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of common shares outstanding during the year plus the incremental shares outstanding assuming the exercise of dilutive stock options, restricted stock and convertible instruments. The Company had no dilutive instruments outstanding at March 31, 2015 or 2014.

2	GOING CONCERN

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of March 31, 2015 the company has an accumulated deficit of $28,688 and current cash flow will not fund 12 months of expenses. The Company believes it will not have enough cash to meet its various cash needs unless it is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3	PREPAID EXPENSE

Consists of a deposit made by the Company on behalf of its customer for a package room deal. The amount will be used on May 5, 2015 which is the arrival date of the Customer.

4	CONCENTRATION

Two customers represented 92% of revenue in the quarter ended March 31, 2015.

5	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that these financial statements were issued. There have been no other events that would require adjustments to or disclosure in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Results of Operation – Quarter ended March 31, 2015 vs 2014.

During the quarter ended March 31, 2015 we generated $4,223 in revenue compared to $21,762 during the quarter ended March 31, 2014. Our costs and expenses during the quarter ended March 31, 2015 were $14,756 compared to $23,513 in the prior year’s period. We attribute the decrease in revenue to the timing at which various events occurred. Also, although our costs and expenses decreased as well compared to the quarter ended March 31, 2014, the timing of various events resulted in our costs being disproportionately higher compared to revenue than it was in the prior year’s period. Accordingly, for the quarter ended March 31, 2015 we incurred a net loss of $10,553, which was an increase from the net loss of $1,751 in the quarter ended March 31, 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, we had a cash balance of $20,946.  Our expenditures over the next 12 months are expected to be approximately $50,000.

Our current cash and net working capital balance is insufficient to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission and our status as a corporation in the State of Florida for the next 12 months. We must raise approximately $50,000, to complete our plan of operation for the next 12 months. Additional funding will hopefully come from equity financing from the sale of our common stock, if we are able to sell such stock or from loans. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities. In the absence of such financing, our business will fail.  Although we have believed that our ability to raise capital would increase now that we have become a publicly reporting entity we have not successfully raised additional capital. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our plan of operation for the next 12 months and our business will fail.

CONTRACTUAL OBLIGATIONS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

GOING CONCERN

The Company has incurred losses since inception resulting in an accumulated deficit of $28,688 and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has no material uncertain tax positions for any of the reporting periods presented. Income tax returns are subject to examination by major jurisdictions for the years 2012 – 2014.

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not applicable.

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

The Luxurious Travel Corp.

Date: May 19, 2015	By:	/s/ Todd Delmay
Todd Delmay Principal Executive Officer and Principal Financial Officer

