Form 10-Q
period 2015-06-30
Luxurious Travel Corp.
filed 2015-08-03
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock	30,100,000

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE LUXURIOUS TRAVEL CORP.

BALANCE SHEETS

(Unaudited)

	JUNE 30, 2015	DECEMBER 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$48,316	$31,479
Prepaid Expenses	$4,118	18,616

TOTAL ASSETS	$52,434	$50,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	47,250	45,500

Total Current Liabilities	47,250	45,500

Preferred stock, par value $.0001, authorized 10,000,000, Zero shares issued and outstanding at June 30, 2015 and December 31, 2014	$-	$-
Common stock - par value $.0001, authorized 100,000,000, 30,100,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	3,010	3,010
Additional paid-in capital	19,740	19,740
Accumulated deficit	(17,566)	(18,155)

TOTAL STOCKHOLDERS’ EQUITY	$5,184	4,595

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,434	$50,095

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	3 months ended	3 months ended	6 months ended	6 months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

REVENUE	$39,431	$20,301	$43,654	$44,214

SELLING GENERAL AND ADMINISTRATIVE EXPENSES:	28,310	16,181	43,065	40,693

NET INCOME BEFORE PROVISION FOR INCOME TAX	$11,121	$4,120	$589	$3,521

PROVISION FOR INCOME TAX	0	0	0	0

NET INCOME	11,121	4,120	589	3,521

NET INCOME PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	30,100,000	30,100,000	30,100,000	30,100,000

See notes to financial statements

2

THE LUXURIOUS TRAVEL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended
	JUNE 30,
	2015	2014

OPERATING ACTIVITIES:
Net Income	$589	$3,521
Changes in operating assets and liabilities:
Accounts Payable	1,750	(2,500)
Prepaid Expense	14,498	(659)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,837	362

INCREASE IN CASH	16,837	362

CASH - BEGINNING OF PERIOD	31,479	20,920

CASH - END OF PERIOD	$48,316	$21,282

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

1	BASIS OF PRESENTATION AND BUSINESS OPERATIONS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes hereto as of December 31, 2014.  Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period.

The Luxurious Travel Corporation (the “Company”) was formed in 2003 and was inactive until 2008. The Company creates and develops proprietary software that allows users to sell and market travel for groups and individuals, including special event, conference, executive meeting and other travel.

2	SIGNIFICANT ACCOUNTING POLICIES

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

3	GOING CONCERN

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of June 30, 2015 the company has an accumulated deficit of $17,566 and current cash flow will not fund 12 months of expenses. The Company believes it will not have enough cash to meet its various cash needs unless it is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4	CONCENTRATION

Two customers represented 92% of revenue in the quarter ended March 31, 2015. Two customers represented 95% of revenue in the quarter ended March 31, 2014. Two customers represented 94% of revenue in the quarter ended June 30, 2015. Two customers represented 95% of revenue in the quarter ended June 30, 2014.

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

Results of Operation – Quarter ended June 30, 2015 vs 2014.

During the quarter ended June 30, 2015 we generated $39,431 in revenue compared to $20,301 during the quarter ended June 30, 2014. Our costs and expenses during the quarter ended June 30, 2015 were $28,310 compared to $16,181 in the prior year’s period. For the quarter ended June 30, 2015 we achieved net income of $11,121, which was an increase from the net income of $4,120 in the quarter ended June 30, 2014.

Results of Operation – Six Months ended June 30, 2015 vs 2014.

During the six months ended June 30, 2015 we generated $43,654 in revenue compared to $44,214 during the same period in 2014. Our costs and expenses during the six months ended June 30, 2015 were $43,065 compared to $40,693 in the prior year’s period. For the six months ended June 30, 2015 we achieved net income of $589, which was a decrease from the net income of $3,521 in the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, we had a cash balance of $48,316.  Our expenditures over the next 12 months are expected to be in excess of $50,000.

Our current cash and net working capital balance is insufficient to cover our expenses. We must raise additional capital, to complete our plan of operation for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock or from the issuance of debt securities. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our development activities. In the absence of such financing, our business will fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our plan of operation for the next 12 months and our business will fail.

OFF BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET EVENTS

Not required for smaller reporting companies

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting company

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  OTHER INFORMATION

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

The Luxurious Travel Corp.

Date: August 3, 2015	By:	/s/ Todd Delmay
Todd Delmay Principal Executive Officer and Principal Financial Officer

