Form 10-Q
period 2015-09-30
Luxurious Travel Corp.
filed 2015-11-16
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2015
Common Stock	30,100,000

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE LUXURIOUS TRAVEL CORP.

BALANCE SHEETS

(Unaudited)

	SEPT 30, 2015	DECEMBER 31, 2014

ASSETS
CURRENT ASSETS:
Cash	$38,295	$31,479
Prepaid Expense	17,340	18,616

TOTAL ASSETS	$55,635	$50,095

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	55,750	45,500

Total Current Liabilities	55,750	45,500

Preferred stock, par value $.0001, authorized 10,000,000, Zero shares issued and outstanding at December 31, 2014 and 2012	$-	$-
Common stock - par value $.0001, authorized 100,000,000, 30,100,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	3,010	3,010
Additional paid-in capital	19,740	19,740
Accumulated deficit	(22,865)	(18,155)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(115)	$4,595

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$55,635	$50,095

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

STATEMENT OF OPERATIONS

	3 months	3 months	9 months	9 months
	Sept 2015	Sept 2014	Sept 2015	Sept 2014

REVENUE	$23,778	$20,934	$67,432	$65,149

SELLING GENERAL AND ADMINISTRATIVE EXPENSES:	20,577	21,089	72,142	61,782

NET INCOME (LOSS) before provision for Income Tax	3,201	(155)	(4,710)	3,367

Provision for Income Tax	-	-	-	-

Net Income (loss)	$3,201	$(155)	$(4,710)	$3,367

NET INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	30,100,000	30,100,000	30,100,000	30,100,000

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	SEPT 30,
	2015	2014
OPERATING ACTIVITIES:
Net Income	$(4,710)	$3,367
Changes in operating assets and liabilities
Accounts Payable	10,250	(5,700)
Client Payments	1,276	5,666

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,816	3,333

INCREASE IN CASH	6,816	3,333

CASH - BEGINNING OF PERIOD	31,479	20,920

CASH - END OF PERIOD	$38,295	$24,253

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

1	BASIS OF PRESENTATION AND BUSINESS OPERATIONS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes hereto as of December 31, 2014.  Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period.

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

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of September 30, 2015 the company has an accumulated deficit of $22,865 and current cash flow will not fund 12 months of expenses. The Company believes it will not have enough cash to meet its various cash needs unless it is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4	CONCENTRATION

One customer represented 92% of revenue in the nine months ended September 30, 2014. Three customers represented 87% of revenue in the nine months ended September 30, 2015.

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

Results of Operation – Three months ended September 30, 2015 vs 2014.

During the three months ended September 30, 2015 we generated $23,778 in revenue compared to $20,934 during the quarter ended September 30, 2014. Our costs and expenses during the three months ended September 30, 2015 were $20,577 compared to $21,089 in the three months ended September 30, 2014. For the three months ended September 30, 2015 we achieved net income of $3,201, which was an increase from the net loss of $155 in the three months ended September 30, 2014. Higher revenues were a result of higher commissions due to higher margins on prepaid hotel reservations, and costs were lower as a result of improvements in the reservation technology resulting in higher net income.

Results of Operation – Nine Months ended September 30, 2015 vs 2014.

During the nine months ended September 30, 2015 we generated $67,432 in revenue compared to $65,149 during the same period in 2014. Our costs and expenses during the nine months ended September 30, 2015 were $72,142 compared to $61,782 in the nine months ended September 30, 2014. For the nine months ended September 30, 2015 we achieved net loss of $4,710, which was a decrease from the net income of $3,367 in the nine months ended September 30, 2014. Higher revenues were a result of higher commissions due to higher margins on prepaid hotel reservations, although costs were higher due to payments to improve the reservation technology, and therefore net income was less.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, we had a cash balance of $38,295.  Our expenditures over the next 12 months are expected to be in excess of $50,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET EVENTS

Not required for smaller reporting companies

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms due to a lack of segregation of duties.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting

PART II. OTHER INFORMATION

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

The Luxurious Travel Corp.

Date: November 16, 2015	By:	/s/ Todd Delmay
Todd Delmay
Principal Executive Officer and
Principal Financial Officer