Form 10-K
period 2015-12-31
Luxurious Travel Corp.
filed 2016-04-14
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

       (Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐ No ☒

At June 30, 2015, there is no readily available ascertainable market value of the common stock held by non-affiliates of the registrant as no quotation, bid or ask has been posted for the registrant’s securities.

The number of shares of the registrant's common stock outstanding as of April 11, 2016 was 30,100,000.

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

In the year ended December 31, 2015 three customers represented 94% of revenue, and in the year ended December 31, 2014 the company received 93% of revenue from four customers.

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

EMPLOYEES

As of the date of this report we have 2 employees, who are serving in executive capacities.

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

Risks Related to our Business

We have very little operating capital.

The growth of our business will require additional investment. We do not presently generate adequate cash from operations or financing activities to meet our long-term needs. As of December 31, 2015 we had a total of $20,804 in cash to use in executing our business plan. We anticipate that unless we are able to generate net revenue or raise net proceeds of at least $50,000 within the next 12 months that it will be difficult to execute our business plan in a meaningful way. Due to our early stage of growth, regardless of the amount of funds we have, there is a substantial risk that all investors may lose all of their investment. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations.

Our independent auditor has expressed doubts about our ability to continue as a going concern.

We are devoting substantially all of our present efforts in establishing a new business and we have achieved only minimal revenues. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Management's plans regarding our ability to continue as a going concern are disclosed in Note 3 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The vast majority of our revenues have been received from only four customers.

In the year ended December 31, 2015 the company received 94% of revenue from three customers, and in the year ended December 31, 2014 four customers represented 93% of revenue. Our ability to succeed will require that we broaden our customer base and develop new markets. If we are unable to develop additional customers and new markets it will be very difficult for us to significantly grow our business. There are currently no agreements or contracts in place to in any way guarantee future revenues or business activities and no guarantee can be given that we will be able to generate such revenues or business. If we are unsuccessful, the results of our operations will likely be adversely impacted.

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

Item 2.  DESCRIPTION OF PROPERTIES

The company leases office space on a month to month basis from an officer of the company. Rent expense was $10,000 in 2015.

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

Transfer Agent and Registrar

Our Transfer Agent and Registrar is VStock Transfer, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares during the fiscal year ended December 31, 2015.

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

Results of Operation – Year ended December 31, 2015 vs 2014.

The Luxurious Travel Corp. experienced a decrease in the volume of business it serves as a result of existing customers spending less money. An improving economy increases hotel room rates, but only drives more rooms and room nights booked per event when customer businesses are also improving and those customers have the means to expand their hotel room purchases. Hotels are competing by offering value-added services to the end user that do not increase the rate, and therefore do not increase commissions. The Company takes advantage where it can to pre-purchase hotel packages at a fixed rate, which can be sold at a later date as the hotel’s direct booking rate increases.

During the year ended December 31, 2015, we generated $69,875 in revenue compared to $113,381 during the year ended December 31, 2014. Our costs and expenses during the year ended December 31, 2015 were $119,826 compared to $119,706 in the prior year. Legal expertise and the associated fees in the preparation reporting documents decreased in 2015, even as our payroll expenses increased in the servicing of existing business. Decreased revenues were a result of business that did not confirm as expected. For the year ended December 31, 2015 we incurred a net loss of $49,951 compared to a net loss of $6,325 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, we had a cash balance of $20,804 and prepaid expenses of $17,340.  Our expenditures over the next 12 months are expected to be approximately $90,000.

No additional financing has occurred in 2015, and decreased revenues have not increased the amount of cash on hand as of December 31, 2015. In addition, our Accounts Payable have reached $83,500 which means that cash flows will be needed for those Accounts Payable over and above addition expected expenditures.

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

SOFTWARE DEVELOPMENT COST

The Company accounts for software development costs in accordance with ASC 350-40, whereby all costs incurred during the preliminary stage of a development project should be charged to expense as incurred. Capitalization of costs begins after the preliminary stage has been completed, management commits to funding the project, it is probable that the project will be completed, and the software will be used for its intended function. All post-implementation costs are charged to expense as incurred. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. During 2015 and 2014, there have been no capitalization of software development cost, and accordingly, all cost associated with the development of our software has been expensed as we are still in the preliminary stages of development.

GOING CONCERN

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company incurred a loss of $49,951 for the year ended December 31, 2015 and has an accumulated deficit of $68,106 as of December 31, 2015 The Company believes it will not have enough cash to meet its various cash needs unless it is able to obtain additional cash from the issuance of debt or equity securities.  The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all.  If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2015, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the fiscal year ended December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, we identified the following material weakness:

Financial Reporting Process

Description of Material Weakness as of December 31, 2015

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. Also, the Company lacked documented procedures including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties.

Therefore, our internal controls over financial reporting were not effective as of December 31, 2015.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.  OTHER INFORMATION

None.

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table presents information with respect to our officers, directors and significant employees as of the date of this report.

Name	Age	Position

Todd Delmay	44	Chief Executive Officer, Chief Financial Officer, Director

Jeff Delmay	38	Director

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

In addition to more than 15 years of experience running his own companies, Mr. Delmay received his MBA in June of 2015 from Strayer University. Among the classes he took in pursuit of this degree were classes in Financial Accounting, Financial Management, Managerial Economics.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are not aware of any director, officer or beneficial owner of more than ten percent of our Common Stock that, during the fiscal year 2015, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the CEO and other named executive officer and individuals for the fiscal years ended December 31, 2015, December 31, 2014, December 31, 2012 and December 31, 2011.

Name and principal position	Year	Salary ($)	Bonus ($)	Option awards ($)	All other compensation ($)	Total ($)
Todd Delmay, CEO	2015	$21,578	$0	$0	$0	$21,578
	2014	$15,308	$0	$0	$0	$15,308
	2013	$9,615	$0	$0	$0	$9,615
	2012	$0	$0	$0	$0	$0

Jeff Delmay	2015	$34,500	$0	$0	$0	$34,500
	2014	$31,539	$0	$0	$0	$31,539
	2013	$15,138	$0	$0	$0	$15,138
	2012	$0	$0	$0	$0	$0

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

Our Board of Directors appointed Paritz & Company, P.A., certified public accounting firm., as our independent accountants to audit our financial statements for the fiscal year ending December 31, 2015.  Paritz & Company, P.A. has been our independent accountant since July 11, 2013.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES - continued

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015 and 2014 were $14,000 and $13,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2015 was $0.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2015 was $930.00.  These fees related to the preparation of federal income and state franchise tax returns.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2016.

THE LUXURIOUS TRAVEL CORP.

By:	/s/ Todd Delmay
Todd Delmay
Title: Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 13, 2016.

By:	/s/ Todd Delmay	Director, Chief Executive Officer and Chief Financial Officer (Principal
	Todd Delmay	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jeff Delmay	Director
Jeff Delmay

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

The Luxurious Travel Corp.

We have audited the accompanying balance sheets of The Luxurious Travel Corp. (“the Company”) as of December 31, 2015 and 2014, and the related statements of operations, statement of stockholders equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Luxurious Travel Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company incurred a loss of $49,951 for the year ended December 31, 2015 and has an accumulated deficit of $68,106 as of December 31, 2015.  Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.

Hackensack, NJ

April 13, 2016

THE LUXURIOUS TRAVEL CORP.

BALANCE SHEETS

	DECEMBER 31,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash	$20,804	$31,479
Prepaid Expenses	17,340	18,616

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$38,144	$50,095

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts Payable	$83,500	$45,500

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	83,500	45,500

Preferred stock, par value $.0001, authorized 10,000,000,
No shares issued and outstanding at December 31, 2015 and 2014	-	-
Common stock - par value $.0001, authorized 100,000,000,
30,100,000 shares issued and outstanding
at December 31, 2015 and 2014	3,010	3,010
Additional paid-in capital	19,740	19,740
Accumulated deficit	(68,106)	(18,155)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(45,356)	4,595

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$38,144	$50,095

See notes to financial statements

F-2

THE LUXURIOUS TRAVEL CORP.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2015	2014

REVENUE	$69,875	$113,381

COSTS AND EXPENSES	119,826	119,706

LOSS BEFORE CREDIT FOR INCOME TAX	(49,951)	(6,325)

CREDIT FOR INCOME TAX	0	0

NET LOSS	$(49,951)	$(6,325)

LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	30,100,000	30,100,000

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance-January 1, 2014	30,100,000	3,010	-	-	$19,740	$(11,830)	$10,920

Net Loss	-	-	-	-	-	(6,325)	(6,325)

Balance-December 31, 2014	30,100,000	$3,010	-	-	$19,740	$(18,155)	$4,595

Net Loss	-	-	-	-	-	(49,951)	(49,951)

Balance-December 31, 2015	30,100,000	$3,010	-	-	$19,740	$(68,106)	$(45,356)

See notes to financial statements

F-4

THE LUXURIOUS TRAVEL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014

OPERATING ACTIVITIES:
Net Loss	(49,951)	$(6,325)
Changes in Operating Assets and Liabilities:
Accounts Payable	38,000	35,500
Prepaid Expense	1,276	(18,616)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(10,675)	10,559

INCREASE (DECREASE) IN CASH	(10,675)	10,559

CASH - BEGINNING OF YEAR	31,479	20,920

CASH - END OF YEAR	$20,804	$31,479

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

NOTES TO FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2015 AND 2014

1	BUSINESS DESCRIPTION

The Luxurious Travel Corporation (the “Company”) was formed in 2003. The Company creates and develops proprietary software that allows users to sell and market travel for groups and individuals, including special event, conference, executive meeting and other travel.

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

Software Development Costs

The Company accounts for software development costs in accordance with ASC 350-40, whereby all costs incurred during the preliminary stage of a development project should be charged to expense as incurred. Capitalization of costs begins after the preliminary stage has been completed, management commits to funding the project, it is probable that the project will be completed, and the software will be used for its intended function. All post-implementation costs are charged to expense as incurred. Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of five years. During 2015 and 2014, there have been no capitalization of software development cost, and accordingly, all cost associated with the development of our software has been expensed as we are still in the preliminary stages of development.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2019, although early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as which transition method we intend to use.

In August 2014, the FASB issued ASU 2014-15, which requires that management evaluate the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about the entity's ability to continue as a going concern. The standard will be effective for us in the fourth quarter of our fiscal year 2017, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which the intent is to define the Company's responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU will be effective for the Company November 1, 2017. The Company will prospectively apply the guidance as applicable and does not expect ASU 2014-15 to have a material impact on its statement of financial position or financial statement disclosures.

3	GOING CONCERN

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company incurred a loss of $49,951 for the year ended December 31, 2015 and has an accumulated deficit of $68,106 as of December 31, 2015 The Company believes it will not have enough cash to meet its various cash needs unless it is able to obtain additional cash from the issuance of debt or equity securities.  The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all.  If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4	PREPAID EXPENSE

Consists of a deposit made by the company on behalf of its customer for a package room deal.

The amount was used in February 2016.

5	DEFERRED INCOME TAXES

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	December 31,
	2015	2014

Income tax provision (benefit) at statutory rate of 34%	$(16,983)	$(2,150)
Change in valuation allowance	16,983	2,150

	$-	$-

Deferred tax assets consist of:

	December 31,
	2015	2014

Deferred tax assets (liabilities):
Net operating loss carryforward	23,150	6,120
Valuation allowance (see Note 2)	(23,150)	(6,120)

Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, management has determined that a 100% valuation allowance is appropriate at December 31, 2015 and December 31, 2014

6	CONCENTRATION

During the year ended December 31, 2015 three customers represented approximately 49%, 27% and 18% of revenue.

7	RELATED PARTY

The company paid $10,000 in rent to an officer of the company.

8	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that these financial statements were issued. There have been no other events that would require adjustments to or disclosure in the financial statements.

