Form 10-Q
period 2016-03-31
Luxurious Travel Corp.
filed 2016-05-05
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2016
Common Stock	30,100,000

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim financial statements for the three months ended March 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2015, on Form 10-K, as filed with the Securities and Exchange Commission on April 13, 2016.

THE LUXURIOUS TRAVEL CORP.

BALANCE SHEETS

(Unaudited)

	MARCH 31, 2016	DECEMBER 31, 2015
ASSETS

CURRENT ASSETS:

Cash	$22,147	$20,804

Prepaid Expenses	1,340	17,340

TOTAL CURRENT ASSETS AND TOTAL ASSETS	23,487	38,144

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts Payable	59,000	83,500

Customer Deposits	1,618	-

Total Current Liabilities	60,618	83,500

Preferred stock, par value $.0001, authorized 10,000,000,, a No shares issued and outstanding at March 31, 2016 and December 31, 2015	$-	$-
Common stock - par value $.0001, authorized 100,000,000, 30,100,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	3,010	3,010
Additional paid-in capital	19,740	19,740
Accumulated deficit	(59,881)	(68,106)

TOTAL STOCKHOLDERS’ DEFICIENCY	(37,131)	(45,356)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$23,487	$38,144

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	MARCH 31,
	2016	2015

REVENUE	$22,695	$4,223

Selling General and Administrative Expenses	14,470	14,756

NET (INCOME) LOSS before Provision for Income Tax	$8,225	$(10,533)

Provision for Income Tax	-	-

Net Income (Loss)	$8,225	$(10,533)

NET INCOME (LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	30,100,000.00	30,100,000

See notes to financial statements

3

THE LUXURIOUS TRAVEL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	MARCH 31,
	2016	2015

OPERATING ACTIVITIES:

Net Income (Loss)	$8,225	$(10,533)

Changes in operating liabilities

Accounts Payable	(24,500)	-

Prepaid Expenses	16,000	-

Customer Deposits	1,618	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,343	(10,533)

INCREASE (DECREASE) IN CASH	1,343	(10,533)

CASH - BEGINNING OF PERIOD	20,804	31,479

CASH - END OF PERIOD	$22,147	$20,946

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2015.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of March 31, 2016 the company has an accumulated deficit of $59,881 and a working capital deficit of 37,131. The Company believes it will not have enough cash to meet its various cash needs unless it is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3	PREPAID EXPENSE

Consists of a deposit made by the Company on behalf of its customer for a package room deal. The amount will be used in April, 2016.

4	CONCENTRATION

One customer represented 97% of revenue in the quarter ended March 31, 2016.

5	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that these financial statements were issued. The Company has entered into a Letter of Intent to acquire all of the issued and outstanding capital stock of US Lighting Group, Inc. ("US Lighting"), an independent Ohio-based designer and manufacturer of patent-pending LED lighting technologies.

As per the Agreement, subject to certain terms and conditions, Luxurious Travel will acquire all of the outstanding shares of US Lighting in exchange for 24,500,000 restricted common shares of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operation – Three months ended March 31, 2016 vs 2015.

During the three months ended March 31, 2016 we generated $22,695 in revenue compared to $4,223 during the quarter ended March 31, 2015. Our costs and expenses during the three months ended March 31, 2016 were $14,470 compared to $14,756 in the three months ended March 31, 2015. For the three months ended March 31, 2016 our net income was $8,225 which was an increase from the net loss of $10,533 in the three months ended March 31, 2015. Higher revenues were a result of higher commissions from an event in the quarter, and costs were consistent.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, we had a cash balance of $22,147.  Our expenditures over the next 12 months are expected to be in excess of $90,000.

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

GOING CONCERN

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. . The Company has an accumulated deficit of $$59,881 and a working capital deficit of $37,131 as of March 31, 2016. The Company believes it will not have enough cash to meet its various cash needs unless it is able to obtain additional cash from the issuance of debt or equity securities.  The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all.  If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The Luxurious Travel Corp.

Date: May 4, 2016	By:	/s/ Todd Delmay
Todd Delmay Principal Executive Officer and Principal Financial Officer

