Form 10-Q
period 2016-06-30
Luxurious Travel Corp.
filed 2016-08-15
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                               to

Commission File Number: 333-193386

THE LUXURIOUS TRAVEL CORP.

(Exact name of registrant as specified in its charter)

Florida	20-0347908
(State of Incorporation)	(I.R.S. Employer
Identification No.)

34099 Melinz Pkwy, Unit E, Eastlake, OH	44095
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 440-896-7000

__________________________________________

Former name or address if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

 Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2016
Common Stock	30,600,000

i

EXPLANATORY NOTE

As used in this Quarterly Report on Form 10-Q (the “Form 10-Q”), unless the context requires otherwise, “we,” “our,” “us” or “the Company” refers to The Luxurious Travel Corp. Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”), we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies” throughout this Form 10-Q. Except as specifically included in this Form 10-Q, items not required by the scaled disclosure requirements have been omitted.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE LUXURIOUS TRAVEL CORP.

BALANCE SHEETS

(Unaudited)

	JUNE 30	DECEMBER 31,
	2016	2015
ASSETS

ASSETS OF DISCONTINUED OPERATIONS	$0	$38,144

TOTAL ASSETS	$0	$38,144

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES OF DISCONTINUED OPERATIONS	59,000	83,500

TOTAL LIABILITIES	59,000	83,500

Preferred stock, par value $.0001, authorized 10,000,000, , a
Zero shares issued and outstanding at December 31, 2016 and 2015	$-	$-
Common stock - par value $.0001, authorized 100,000,000,
30,100,000 shares issued and outstanding
at June 30, 2016 and December 31, 2015 respectively	3,010	3,010
Additional paid-in capital	19,740	19,740
Accumulated deficit	(81,750)	(68,106)

TOTAL STOCKHOLDERS’ DEFICIT	(59,000)	(45,356)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$38,144

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

STATEMENT OF OPERATIONS

	3 months	3 months	6 months	6 months
	June 2016	June 2015	June 2016	June 2015

REVENUE	$0	$0	$0	$0

SELLING GENERAL AND ADMINISTRATIVE EXPENSES:	$0	$0	$0	$0

NET INCOME(LOSS) FROM
CONTINUING OPERATIONS, NET OF TAXES	$0	$0	$0	$0

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	21,869	12,871	(13,644)	589
NET INCOME (LOSS)	21,869	12,871	(13,644)	589

NET INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	30,100,000	30,100,000	30,100,000	30,100,000

 See notes to financial statements

2

THE LUXURIOUS TRAVEL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	JUNE 30,
	2016	2015

OPERATING ACTIVITIES:
Net Income (Loss)	$0	$0
Net Income (Loss) from Discontinued Operations	(13,644)	589
Changes in operating assets and liabilities	(7,160)	16,248

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(20,804)	16,837

INCREASE (DECREASE) IN CASH	(20,804)	16,837

CASH - BEGINNING OF PERIOD	20,804	31,479

CASH - END OF PERIOD	$0	$48,316

See notes to financial statements

THE LUXURIOUS TRAVEL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

1	Business description

The Luxurious Travel Corporation (the “Company”) was formed in 2003 and was inactive until 2008. Until July 2016, the Company created and developed proprietary software that allows users to sell and market travel for groups and individuals, including special event, conference, executive meeting and other travel.

Recent developments

On July 13, 2016 (“Closing”), pursuant to a previously reported Share Exchange Agreement dated May 26, 2016 (the “Exchange Agreement”), the Company acquired all of the issued and outstanding capital stock of US Lighting Group, Inc. (“US Lighting Group”), an Eastlake, Ohio based independent designer and manufacturer of patent-pending, transformer less, LED lighting technologies. At Closing, the Company issued 24,500,000 shares of its common stock to the shareholders of US Lighting Group and Todd Delmay, our then Chief Executive Officer, Chief Financial Officer and principal shareholder, contributed a like number of shares of our common stock held by him to the capital of the Company. Thereupon, US Lighting Group became a wholly-owned subsidiary of the Company, Paul Spivak, the principal shareholder of US Lighting Group, became the principal shareholder of the Company and a “Change in Control” of the Company was deemed to have taken place (the “Change in Control Transaction”). In addition, at Closing, Todd Delmay resigned as the Company’s sole executive officer and as a director of the Company, Jeff Delmay resigned as a director of the Company and Mr. Spivak was appointed our sole director and Chief Executive Officer.

Prior to Closing, the Company declared and paid a cash dividend of $0.00575 per share to shareholders of record prior to Closing, other than Todd Delmay, who waived the right to receive the dividend on 11,750,000 of the 25,000,000 shares held by him prior to Closing. Accordingly, the aggregate amount dividend to the Company’s shareholders was $105,512 (the “Dividend”).

Contemporaneously with Closing, the Company consummated a private offering pursuant to the exemptions from registration afforded by Section 4(a)(2) and Rule 506 of Regulation D under the Securities Act, of 406,730 shares of our common stock at a price of $0.50 per share (the “Offering”). The net proceeds from the Offering were used to pay the Dividend, certain pre-Closing liabilities of the Company, expenses related to the Change in Control Transaction and the Offering and for working capital and other general corporate purposes.

The Company intends to focus its ongoing business efforts on the expansion of US Lighting Group’s LED lighting business. Accordingly, at Closing, the Company granted Todd Delmay an exclusive, perpetual, royalty-free license of our “travel shopper” hotel and travel booking software, which the Company had sought to commercialize in its prior operations. The Company also plans to take the necessary corporate and regulatory action to change the Company’s name to “US Lighting Group, Inc.” and secure a new trading symbol to better reflect its new corporate name and business focus.

Founded in 2011, US Lighting Group is an independent designer and manufacturer of high quality patent-pending, transformer less, “green” LED lighting tubes for sale and distribution into the commercial and industrial 4’ tube lighting sectors in the United States and abroad. Every US Lighting Group LED bulb is made in the USA at US Lighting Group’s own manufacturing facility located near Cleveland, Ohio. US Lighting Groups LED lighting tubes are distributed throughout the United States to various commercial and industrial end-users and resellers, and also available at several online retailers, including The Home Depot.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2015.  Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

Earnings per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of common shares outstanding during the year plus the incremental shares outstanding assuming the exercise of dilutive stock options, restricted stock and convertible instruments. The Company had no dilutive instruments outstanding at June 30, 2016 or 2015.

3	GOING CONCERN

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. As of June 30, 2016 the Company has an accumulated deficit of $81,750 and current cash flow will not fund 12 months of expenses. The Company believes it will not have enough cash to meet its various cash needs unless it is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4	DISCONTINUED OPERATIONS

As a result of the transactions described in “Recent Developments” in Footnote 1 above, the Company’s operations as of June 30, 2016 have been reclassified as discontinued.

	3 months	3 months	6 months	6 months
	June 2016	June 2015	June 2016	June 2015

REVENUE	$0	$39,431	$22,695	$43,654

SELLING GENERAL AND ADMINISTRATIVE EXPENSES:	$21,869	$26,560	$36,339	$43,065

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	$(21,869)	$12,871	$(13,644)	$589

5	CONCENTRATION

One customer represented 97% of revenue in the six months ended June 30, 2016. Which is included in net loss from discontinued operations.

6	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that these financial statements were issued. See “Recent Developments” in Footnote 1 above for information with respect to the Change in Control Transaction. the Dividend, the Offering and related matters.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other reports filed by our Company from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Recent Developments

On July 13, 2016 (“Closing”), pursuant to a previously reported Share Exchange Agreement dated May 26, 2016 (the “Exchange Agreement”), the Company acquired all of the issued and outstanding capital stock of US Lighting Group, Inc. (“US Lighting Group”), an Eastlake, Ohio based independent designer and manufacturer of patent-pending, transformer less, LED lighting technologies. At Closing, the Company issued 24,500,000 shares of its common stock to the shareholders of US Lighting Group and Todd Delmay, our then Chief Executive Officer, Chief Financial Officer and principal shareholder, contributed a like number of shares of our common stock held by him to the capital of the Company. Thereupon, US Lighting Group became a wholly-owned subsidiary of the Company, Paul Spivak, the principal shareholder of US Lighting Group, became the principal shareholder of the Company and a “Change in Control” of the Company was deemed to have taken place (the “Change in Control Transaction”). In addition, at Closing, Todd Delmay resigned as the Company’s sole executive officer and as a director of the Company, Jeff Delmay resigned as a director of the Company and Mr. Spivak was appointed our sole director and Chief Executive Officer.

Prior to Closing, the Company declared and paid a cash dividend of $0.00575 per share to shareholders of record prior to Closing, other than Todd Delmay, who waived the right to receive the dividend on 11,750,000 of the 25,000,000 shares held by him prior to Closing. Accordingly, the aggregate amount dividend to the Company’s shareholders was $105,512.50 (the “Dividend”).

Contemporaneously with Closing, the Company consummated a private offering pursuant to the exemptions from registration afforded by Section 4(a)(2) and Rule 506 of Regulation D under the Securities Act, of 406,730 shares of our common stock at a price of $0.50 per share (the “Offering”). The net proceeds from the Offering were used to pay the Dividend, certain pre-Closing liabilities of the Company, expenses related to the Change in Control Transaction and the Offering and for working capital and other general corporate purposes.

The Company intends to focus its ongoing business efforts on the expansion of US Lighting Group’s LED lighting business. Accordingly, at Closing, the Company we granted Todd Delmay an exclusive, perpetual, royalty-free license of our “travel shopper” hotel and travel booking software, which the Company had sought to commercialize in its prior operations. The Company also plans to take the necessary corporate and regulatory action to change the Company’s name to “US Lighting Group, Inc.” and secure a new trading symbol to better reflect its new corporate name and business focus.

Founded in 2011, US Lighting Group is an independent designer and manufacturer of high quality patent-pending, transformer less, “green” LED lighting tubes for sale and distribution into the commercial and industrial 4’ tube lighting sectors in the United States and abroad. Every US Lighting Group LED bulb is made in the USA at US Lighting Group’s own manufacturing facility located near Cleveland, Ohio. US Lighting Groups LED lighting tubes are distributed throughout the United States to various commercial and industrial end-users and resellers, and also available at several online retailers, including The Home Depot.

As a result of the Change in Control Transaction, the Dividend, the Offering and the related developments set forth above, the Company’s operations as of June 30, 2016 have been reclassified as discontinued and the discussion contained herein relates solely to those discontinued operations.

Results of Operations

Three months ended June 30, 2016 as compared to three months ended June 30, 2015

During the three months ended June 30, 2016 we generated $ 0 in revenue, as compared to $39,431 during the three months ended June 30, 2015. Our costs and expenses during the quarter ended June 30, 2016 were $21,869, as compared to $28,310 in the prior year’s period. The decreases in revenue and expenses were due to the discontinued operations of The Luxurious Travel Corp. in contemplation of completion of the Change in Control Transaction, which closed in July 2016. For the quarter ended June 30, 2016, we incurred a net loss of $21,869, as compared to net income of $11,121 for the quarter ended June 30, 2015.

Six months ended June 30, 2016 as compared to six months ended June 30, 2015

During the six months ended June 30, 2016 we generated $22,695 in revenue, as compared to $43,654 during the six months ended June 30, 2015. Our costs and expenses during the six months ended June 30, 2016 were $36,339, as compared to $43,065 for the prior year’s period. The decrease of revenue and expenses were due to the discontinued operations of The Luxurious Travel Corp. in contemplation of completion of the Change in Control Transaction, which closed in July 2016. For the six months ended June 30, 2016 we incurred a net loss of $13,644, as compared to net income of $589 in the six months ended June 30, 2015.

Liquidity and Capital Resources

At June 30, 2016, there was a cash balance of $ 0.

In addition to the proceeds from the Offering, as described under “Recent Developments” and revenues from the operations of US Lighting, we believe that we will require additional financing to fund our new business over the next twelve months. We anticipate that such financing will be secured through additional private offerings of our equity and/or debt securities, which may, if successfully completed result in additional dilution to existing securities. There can be no assurance that we will be successful in securing needed additional financing on commercially reasonable terms or otherwise. The absence of such financing, when needed, could significantly harm our business and results of operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and form, due to, among other matters, a lack of segregation of duties.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit

31.1	Section 302 Certification
32.1	Section 906 Certification
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2016	THE LUXURIOUS TRAVEL CORP.

	By:	/s/ Paul Spivak
Paul Spivak, Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

