Form 10-Q
period 2020-09-30
U.S. Lighting Group, Inc.
filed 2020-11-16
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55689

US LIGHTING GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	46-3556776
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1148 East 222nd Street

Euclid, Ohio 44117

(Address of principal executive offices) (Zip code)

(216) 896-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

The number of shares of registrant’s common stock outstanding as of November 11, 2020 was 94,942,375.

US LIGHTING GROUP, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$87,000	$107,000
Accounts receivable	118,000	94,000
Inventories, net	126,000	108,000
Prepaid expenses and other current assets	220,000	5,000
Total Current Assets	551,000	314,000

Property and equipment, net	1,066,000	216,000
Right of use asset, net	17,000	25,000
Other assets	-	3,000
Total Assets	$1,634,000	$558,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$255,000	$194,000
Accrued expenses	69,000	69,000
Accrued payroll to an officer	403,000	312,000
Customer advance payments	53,000	15,000
Line of credit	39,000	-
Lease payable, current portion	6,000	29,000
Loans payable, current portion, net of discount of $13,000 and $27,000, respectively	213,000	203,000
Convertible notes payable, current portion	201,000	-
Loans payable, related party, current portion	2,775,000	1,662,000
Total Current Liabilities	4,014,000	2,484,000

Lease payable, net of current portion	12,000	-
Loans payable, net of current portion	576,000	66,000
Convertible notes payable, net of current portion	114,000	113,000
Loans payable, related party, net of current portion	222,000	1,233,000
Total Liabilities	4,938,000	3,896,000

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 93,241,594 and 90,347,526 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	9,000	9,000
Additional paid-in-capital	16,921,000	16,447,000
Accumulated deficit	(20,234,000)	(19,794,000)
Total Shareholders’ Deficit	(3,304,000)	(3,338,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,634,000	$558,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

US LIGHTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Sales	$962,000	$653,000	$2,524,000	$1,939,000
Cost of goods sold	526,000	248,000	1,130,000	621,000
Gross profit	436,000	405,000	1,394,000	1,318,000

Operating expenses
Selling, general and administrative expenses	414,000	577,000	1,336,000	1,857,000
Product development costs	111,000	57,000	331,000	168,000
Total operating expenses	525,000	634,000	1,667,000	2,025,000

Loss from operations	(89,000)	(229,000)	(273,000)	(707,000)

Other expenses
Interest expense (1)	(69,000)	(45,000)	(167,000)	(133,000)

Net loss	$(158,000)	$(274,000)	$(440,000)	$(840,000)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	92,122,171	58,823,063	91,036,922	56,662,510

(1) Included in interest expense are these amounts from related parties	$38,000	$43,000	$118,000	$129,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

US LIGHTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three months ended September 30, 2020

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2020 (Unaudited)	-	$-	90,913,193	$9,000	$16,567,000	$(20,076,000)	$(3,500,000)

Net proceeds from sale of common stock	-	-	2,275,333	-	341,000		341,000

Common shares issue on conversion of convertible notes	-	-	53,068	-	13,000		13,000

Net Loss	-	-	-	-	-	(158,000)	(158,000)
Balance, September 30, 2020 (Unaudited)	-	$-	93,241,594	$9,000	$16,921,000	$(20,234,000)	$(3,304,000)

Nine months ended September 30, 2020

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	-	$-	90,347,526	$9,000	$16,447,000	$(19,794,000)	$(3,338,000)

Net proceeds from sale of common stock	-	-	2,592,000	-	399,000		399,000

Fair value of common stock issued for services	-	-	125,000	-	31,000		31,000

Common stock issued on conversion of convertible notes	-	-	177,068	-	44,000		44,000

Net Loss	-	-	-	-	-	(440,000)	(440,000)
Balance, September 30, 2020 (Unaudited)	-	$-	93,241,594	$9,000	$16,921,000	$(20,234,000)	$(3,304,000)

Three months ended September 30, 2019

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2019 (Unaudited)	-	$-	58,807,528	$6,000	$8,570,000	$(11,658,000)	$(3,082,000)

Net proceeds from sale of common stock	-	-	358,000	-	88,000		88,000

Fair value of common stock issued for services	-	-	431,000	-	104,000		104,000

Net Loss	-	-	-	-	-	(274,000)	(274,000)
Balance, September 30, 2019 (Unaudited)	-	$-	59,596,528	$6,000	$8,762,000	$(11,932,000)	$(3,164,000)

Nine months ended September 30, 2019

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018 (Unaudited)	-	$-	55,508,998	$6,000	445,530	$111,000	$7,741,000	$(11,092,000)	$(3,234,000)

Net proceeds from sale of common stock	-	-	2,733,530	-	(445,530)	(111,000)	692,000		581,000

Fair value of common stock issued for services	-	-	1,314,000	-	-	-	329,000		329,000

Net Loss	-	-	-	-	-	-	-	(840,000)	(840,000)
Balance, September 30, 2019 (Unaudited)	-	$-	59,596,528	$6,000	-	$-	$8,762,000	$(11,932,000)	$(3,164,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30
	2020	2019
Cash Flows from Operating Activities
Net Loss	$(440,000)	$(840,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	51,000	36,000
Amortization of right of use asset	26,000	42,000
Amortization of debt discount	14,000	1,000
Stock issued for services	31,000	329,000
Provision for inventory reserves	5,000	-
Accrued interest on loans	19,000	-
Accrued interest on related party loans	94,000	129,000
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(24,000)	(60,000)
Inventories	(23,000)	(104,000)
Prepaid expenses and other	(215,000)	(4,000)
Other assets	3,000	-
(Decrease) Increase in:
Accounts payable	61,000	55,000
Accrued expenses	-	37,000
Accrued payroll to an officer	91,000	117,000
Change in lease liability	(27,000)	(39,000)
Customer advanced payments	38,000	(22,000)
Net cash used in operating activities	(296,000)	(323,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(901,000)	(62,000)
Net cash used in investing activities	(901,000)	(62,000)

Cash Flows from Financing Activities
Proceeds from sale of common stock	399,000	581,000
Proceeds from secured convertible note payable	227,000	-
Proceeds from loans payable	730,000	200,000
Payment of loans payable	(224,000)	(113,000)
Proceeds from line of credit	49,000	-
Payments of line of credit	(10,000)	-
Payment of finance lease	(2,000)	(6,000)
Proceeds from notes payable related party	408,000	-
Payments on notes payable related party	(400,000)	(417,000)
Net cash provided by financing activities	1,177,000	245,000

Net decrease in cash and cash equivalents	(20,000)	(140,000)
Cash and cash equivalents beginning of period	107,000	224,000
Cash and cash equivalents end of period	$87,000	$84,000
Supplemental Cash Flow Information

Interest paid	$50,000	$4,000
Taxes paid	$-	$-

Non-Cash Financing Activities
Recording of right of use asset and lease liability	$18,000	$79,000
Property and equipment transferred to right of use assets	$-	$14,000
Convertible note payable converted into common stock	$44,000	$-

 The accompanying notes are integral part of these condensed consolidated financial statements.

US LIGHTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

History and Organization

US Lighting Group, Inc. (the Company) was founded in 2013 in accordance with the laws of Wyoming and is located in Euclid, Ohio. On July 13, 2016, the Luxurious Travel Corp. acquired all of the issued and outstanding capital stock of the Company and changed its name to US Lighting Group, Inc.

Overview of Business

The Company is engaged in the business of manufacturing and distributing LED digital gauges, automotive electronics, and accessories for commercial and industrial customers, as well as LED lighting tubes and bulbs. The Company sells its products primarily in the United States, with international sales totaling less than 10% of revenue.

COVID-19 Considerations

Through the date these financial statements were issued, the COVID-19 pandemic did not have a net material impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment, which negatively effects the consumers who purchase our products. Through the date that these financial statements were issued, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date, and it expects to maintain access to the capital markets. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Through the date that these financial statements were issued, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine month period ended September 30, 2020, the Company incurred a net loss of $440,000, used cash from operations of $296,000, and had a shareholders’ deficit of $3,304,000 as of September 30, 2020. In addition, as of September 30, 2020, the Company is delinquent in payment of $27,000 of its notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2020, the Company had cash on hand in the amount of $87,000. Management estimates that the current funds on hand will be sufficient to continue operations through December 31, 2020. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

In conjunction with the Company’s capital raising efforts, management is working to improve its cash flows by increasing its private label manufacturing opportunities for high volume and low overhead production orders, and managing its operating expenses to support planned revenue growth. However, no assurance can be given that these efforts will be successful.

Preparation of Interim Financial Statements

The consolidated financial statements included in this report are unaudited and have been prepared by the Company and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Management believes that its disclosures are sufficiently presented to prevent this information from being misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for a full year. The Consolidated Balance Sheet information as of December 31, 2019, was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2019, included elsewhere. These financial statements should be read in conjunction with that report.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Intellitronix Corp. Intercompany transactions and balances have been eliminated in consolidation.

Loss per Share Calculations

Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed by dividing the net income applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Warrants to acquire 20,000 shares of common stock, and 1,255,910 shares of common stock issuable under convertible note agreements, have been excluded from the calculation of weighted average common shares outstanding at September 30, 2020, as their effect would have been anti-dilutive. Warrants to acquire 5,814,000 shares of common stock have been excluded from the calculation of weighted average common shares outstanding at September 30, 2019, as their effect would have been anti-dilutive.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts, reserves for inventory obsolescence, valuing derivative liabilities, valuing equity instruments issued for services, and valuation allowance for deferred tax assets, among others. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standard Update (“ASU”) No. 2014-09. This standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services.

Under this guidance, revenue is recognized when control of promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once products are delivered to the customer’s control and performance obligations are satisfied.

In the following table, revenue is disaggregated by major product line for the three months ended September 30, 2020:

Sales Channels	LED digital gauges and automotive electronics and accessories	LED lighting tubes and bulbs	Total

Business to business	$531,000	$1,000	$532,000
Direct to consumer/online	430,000	-	430,000
Total	$961,000	$1,000	$962,000

In the following table, revenue is disaggregated by major product line for the nine months ended September 30, 2020:

Sales Channels	LED digital gauges and automotive electronics and accessories	LED lighting tubes and bulbs	Total

Business to business	$1,240,000	$2,000	$1,242,000
Direct to consumer/online	1,282,000	-	1,282,000
Total	$2,522,000	$2,000	$2,524,000

In the following table, revenue is disaggregated by major product line for the three months ended September 30, 2019:

Sales Channels	LED digital gauges and automotive electronics and accessories	LED lighting tubes and bulbs	Total

Business to business	$204,000	$1,000	$205,000
Direct to consumer/online	448,000	-	448,000
Total	$652,000	$1,000	$653,000

In the following table, revenue is disaggregated by major product line for the nine months ended September 30, 2019:

Sales Channels	LED digital gauges and automotive electronics and accessories	LED lighting tubes and bulbs	Total

Business to business	$786,000	$13,000	$799,000
Direct to consumer/online	1,140,000	-	1,140,000
Total	$1,926,000	$13,000	$1,939,000

Products sold by the Company are distinct individual products. The products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them. Most of the Company’s sales are received through several eBay web-commerce websites, which requires customer payment at time of order placement. Customer advanced payments were $53,000 and $15,000 at September 30, 2020 and December 31, 2019, respectively, and are recorded as a liability on the consolidated balance sheets.

The Company does offer a 30-day return policy from the date of shipment. The Company also provides a limited lifetime warranty on its products. Due to a limited history of returns, the Company does not maintain a warranty reserve.

Accounts Receivable

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At September 30, 2020, and December 31, 2019, the Company determined that no allowance for doubtful accounts was necessary.

Product Development Costs

Product development costs are expensed in the period incurred. The costs primarily consist of prototype and testing costs. Product development costs for the three and nine months ended September 30, 2020 and 2019, were $111,000 and $331,000, and $57,000 and $168,000, respectively.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company has recorded a valuation allowance against its deferred tax assets as of September 30, 2020 and December 31, 2019.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising costs were $25,000 and $6,000 for the nine months ended September 30, 2020 and 2019, respectively.

Concentration Risks

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.  Periodically, the Company had cash deposits that exceeded the federally insured limit of $250,000.  The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

Sales. During the three months ended September 30, 2020, the Company’s two largest customers accounted for 17% and 15% of sales. During the nine months ended September 30, 2020, the Company’s two largest customers accounted for 16% and 15% of sales. No other customers exceeded 10% of sales in either period. During the three months ended September 30, 2019, one customer accounted for 13% of sales. During the nine months ended September 30, 2019, the Company’s two largest customers accounted for 16% and 10% of sales. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of September 30, 2020, the Company had accounts receivable from four customers which comprised 30%, 20%, 19%, and 12% of its gross accounts receivable. As of December 31, 2019, the Company had accounts receivable from four customers which comprised 25%, 22%, 14%, and 11% of its gross accounts receivable.

Purchases from vendors. During the nine months ended September 30, 2020, the Company’s two largest vendors accounted for approximately 22% and 12% of all purchases. No other vendor exceeded 10% of all purchases in either periods.

Fair Value Measurements

The Company determines the fair value of its assets and liabilities based on the exchange price in U.S. dollars that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of financial instruments such as cash, accounts receivable, inventories, accounts payable and accrued liabilities, accrued payroll liabilities, and advanced customer deposits, approximate the related fair values due to the short-term maturities of these instruments. The carrying values of the line of credit and notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Building and improvements	$644,000	$-
Land	96,000	-
Vehicles	411,000	345,000
Production equipment	247,000	224,000
Office equipment	36,000	28,000
Furniture and fixtures	32,000	25,000
	1,466,000	622,000
Less: accumulated depreciation and amortization	(400,000)	(406,000)
Property and equipment, net	$1,066,000	$216,000

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $51,000 and $36,000, respectively. During the nine months ended September 30, 2020, the Company traded-in one of its vehicles resulting in a $10,000 gain on the sale of property and equipment which is included in selling, general and administrative expenses.

On April 24, 2020, the Company purchased land, building, and improvements for $736,000, and moved its operations to Euclid, Ohio, in June 2020 (see Note 6).

NOTE 4 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s President voluntarily elected to defer a portion of his employment compensation. The balance of the compensation owed to the Company’s President was $403,000 and $312,000 as of September 30, 2020 and December 31, 2019, respectively. There is no maturity date, and the balances bear no interest. The Company has not entered into any agreements in regard to the deferred compensation repayment.

NOTE 5 – LINE OF CREDIT

On April 28, 2020, the Company obtained a $50,000 unsecured line of credit from Keybank. The line of credit carries an interest rate of 3.25% per annum. The balance outstanding on the line of credit was $39,000 at September 30, 2020.

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of the following:

	September 30, 2020	December 31, 2019

Loan payable to officers/shareholders (a)	$2,519,000	$2,738,000
Loan payable to related party (b)	125,000	125,000
Loan payable to related party – past due (c)	27,000	32,000
Loan payable to related party (d)	326,000	-
Total loans payable to related parties	2,997,000	2,895,000
Loans payable to related parties, current portion	(2,775,000)	(1,662,000)
Loans payable to related parties, net of current portion	$222,000	$1,233,000

a.	On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s President and shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matures in December 2021, requires monthly payments of $74,000, carries an interest rate of 6.25%, and is secured by the assets of Intellitronix Corporation. The loan balance on December 31, 2019, including accrued interest of $619,000, was $2,738,000. During the nine months ended September 30, 2020, the Company accrued interest of $105,000, and made principal and interest payments totaling $324,000. The loan balance on September 30, 2020, including accrued interest of $703,000, was $2,519,000.

b.	During the year ended December 31, 2017, the Company’s President and shareholder, advanced $125,000 of working capital to the Company. The advance was converted into a unsecured loan with no interest rate, and due on demand. The loan balance was $125,000 on both September 30, 2020 and December 31, 2019.

c.	In July 2016, the Company assumed an obligation of Solei Systems, Inc, an entity owned by the Company’s President and shareholder. The Company agreed to enter into a note agreement with Huntington National Bank for $60,000. The loan has an interest rate of 6.00% and requires a monthly payment of $1,000. The loan balance on December 31, 2019 was $32,000. During the nine months ended September 30, 2020, the Company made loan payments of $5,000, leaving a balance outstanding of $27,000 at September 30, 2020. The loan is currently past due.

d.	On April 24, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with the Company’s President and shareholder, Paul Spivak (the “Lender”), pursuant to which the Company borrowed $408,000 from the Lender. The Loan has a term of twelve months and carries an interest rate of 6.00%. The Company used the net proceeds from the Loan to acquire the facility described in Note 3. During the nine months ended September 30, 2020, the Company accrued interest of $11,000, and made principal payments totaling $93,000. The loan balance on September 30, 2020, including accrued interest of $11,000, was $326,000.

NOTE 7 – LOANS PAYABLE

Loan payable consist of the following:

	September 30, 2020	December 31, 2019

SBA PPP Loan (a)	$196,000	$-
PayPal Working Capital Loan, net of discount (b)	50,000	152,000
PayPal Working Capital Loan, net of discount (c)	18,000	59,000
Secured promissory note (d)	108,000	-
Vehicle loans (e)	164,000	85,000
Secured note payable (f)	266,000	-
Loans discount	(13,000)	(27,000)
Total loans payable	789,000	269,000
Loans payable, current portion	(213,000)	(203,000)
Loans payable, net of current portion	$576,000	$66,000

a.	On April 10, 2020, the Company was granted a loan (the “PPP loan”) from Key Bank in the aggregate amount of $195,000 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated April 10, 2020, matures on April 10, 2022, bears interest at a rate of 1% per annum, is unsecured and guaranteed by the U.S. Small Business Administration (SBA). The loan term may be extended to April 10, 2025, if mutually agreed to by the Company and lender. The PPP loan is payable monthly commencing 10 months after the end of the covered period, which was approximately October 10, 2020. In accordance with the PPP Flexibility Act passed in June 2020, if the Company applies for loan forgiveness within 10 months after the end of the covered period, then no payments are due until the SBA remits payment of a forgiveness amount or determines that no forgiveness is authorized. If the Company does not submit a request for forgiveness within 10 months after the end of the covered period, the Company will begin making payments on the PPP loan.

We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of September 30, 2020. During the nine months ended September 30, 2020, the Company accrued additional interest of $1,000, leaving a total of $196,000 owed at September 30, 2020.

b.	On August 12, 2019, the Company entered into a PayPal Working Capital loan secured by the Company’s PayPal sales proceeds and PayPal account. The principal amount of the loan was for $216,000. The Company received net proceeds of $200,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $11,000 every 90-day period. The PayPal Working Capital loan balance was $152,000 at December 31, 2019. During the nine months ended September 30, 2020, the Company made principal payments of $102,000, leaving a total of $50,000 owed at September 30, 2020.

c.	On November 25, 2019, the Company entered into a PayPal Working Capital loan secured by the Company’s PayPal sales proceeds and PayPal account. The principal amount of the loan was for $66,000. The Company received net proceeds of $50,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $3,300 every 90-day period. The PayPal Working Capital loan balance was $59,000 at December 31, 2019. During the nine months ended September 30, 2020, the Company made principal payments of $41,000, leaving a total of $18,000 owed at September 30, 2020.

d.	On March 12, 2020, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 32.09% per annum and due on September 12, 2021. The loan requires minimum monthly principal and interest payments of $11,000 and is secured by the Company’s assets and future sales, and is personally guaranteed by the Company’s CEO. During the nine months ended September 30, 2020, the Company made principal payments of $42,000, leaving a total of $108,000 owed at September 30, 2020.

e.	In April 2016 and September 2016, the Company purchased two vehicles for $54,000 and $61,000, respectively, and entered into loans ranging from 60 to 72 months, with interest rates per annum of 4.11% to 4.14%. In November 2019, the Company purchased an additional automobile for $30,000, with loan terms of 72 months and an interest rate of 10.99% per annum. The aggregate loan balance was $85,000 at December 31, 2019. In July 2020, the Company purchased two vehicles for $50,000 and $69,000, respectively, and entered loans ranging from 60 to 144 months, with interest rates per annum of 0% to 5.24%. During the nine months ended September 30, 2020, the Company made total payments of $40,000, leaving an aggregate balance on the loans of $164,000 at September 30, 2020.

f.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s Chief Executive Officer and secured by the Company’s real estate. The balance on the loan was $266,000 at September 30, 2020.

The aggregate amount of the loan fees, related to PayPal Working Capital Loans, was $32,000 and was recorded as a valuation discount to be amortized over the life of the PayPal Working Capital Loans. At December 31, 2019, the remaining unamortized balance of the valuation discount was $27,000. During the nine months ended September 30, 2020, the amortization of the valuation discount was $14,000, and was recorded as an interest cost, leaving an $13,000 remaining unamortized balance of the valuation discount at September 30, 2020.

NOTE 8 – CONVERTIBLE SECURED NOTES PAYABLE

The Company issued convertible secured debentures (“Convertible Notes”) to accredited investors with interest at 10% per annum, a term of eighteen months, and secured by all of the assets of the Company and its subsidiaries. The Convertible Notes provide a conversion right, in which the principal amount of the Note, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at $0.25 per share. At December 31, 2019, the balance owed on the Convertible Notes was $113,000. During the nine months ended September 30, 2020, the Company received proceeds of $227,000 on the issuance of convertible secured notes, accrued additional interest of $19,000, and converted $44,000 of principal and interest into shares of the Company’s common stock leaving a total of $315,000 owed at September 30, 2020, of which $201,000 was recorded as a short term liability. As of September 30, 2020, the Convertible Notes were convertible into 1,255,910 shares of common stock.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the nine months ended September 30, 2020, the Company received proceeds of $399,000 from the sale of 2,592,000 shares of common stock, at a weighted average share price of $0.15 per share, as part of a Regulation D offering. During the nine months ended September 30, 2019, the Company received proceeds of $581,000 from the sale of 2,488,000 shares of common stock, at $0.23 per share, as part of a Regulation D offering.

Shares issued on conversion of a convertible note payable

During the nine months ended September 30, 2020, the Company issued 177,068 shares of the Company’s common stock, for the conversion of $44,000 of convertible notes payable and accrued interest.

Common shares issued for services

During the nine months ended September 30, 2020, the Company issued its employees common shares to reward performance. The Company issued 125,000 shares of common stock, with a fair value of $31,000 at the date of grant, which was recognized as compensation cost. During the nine months ended September 30, 2019, the Company issued its employees and consultants common shares. The Company issued 1,314,000 shares of common stock, with a fair value of $329,000 at the date of grant, which was recognized as compensation cost.

Summary of Warrants

A summary of warrants for the period ended September 30, 2020, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2019	5,814,000	0.50
Warrants granted	20,000	0.25
Warrants exercised	-	-
Warrants expired or forfeited	(5,814,000)	0.50
Balance outstanding, September 30, 2020	20,000	$0.25
Balance exercisable, September 30, 2020	20,000	$0.25

Information relating to outstanding warrants at September 30, 2020, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.25	20,000	0.94	$0.25	20,000	$0.25

The weighted-average remaining contractual life of warrants outstanding and exercisable at September 30, 2020 was 0.94 years. At September 30, 2020, the outstanding warrants had an intrinsic value of $5,000.

NOTE 10 – LEGAL PROCEEDINGS

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against our Company, our common stock, our subsidiary or of our Company or our subsidiary’s officers or directors in their capacities as such.

NOTE 11 – SUBSEQUENT EVENTS

Common shares issued for cash

Subsequent to September 30, 2020, the Company received proceeds of $153,800 from the issuance of 1,025,333 shares of common stock, at $0.15 per share, as part of a Regulation D offering.

Shares issued on conversion of convertible note payable

Subsequent to September 30, 2020, the Company issued 902,448 shares of the Company’s common stock, for the conversion of $225,000 of convertible notes payable, and $1,000 of accrued interest on convertible notes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

General Overview

We are engaged in the business of manufacturing and distributing LED digital gauges, automotive electronics, and accessories for commercial and industrial customers, as well as LED lighting tubes and bulbs.

Principal Products

US Lighting Group designs, manufactures, and distributes 4’ LED tube lights that are superior in power usage, lifespan, warranty, and cost savings, because of the exclusive minimalistic design and proprietary manufacturing processes. Channels to market include The Home Depot drop ship program, and earlier in the company history, a chain of reginal distributors. US Lighting Group, Inc. has research and development, testing, and production facilities based in Euclid, Ohio, USA where all products are engineered and manufactured from domestic and imported components

The US Lighting Group currently produces a series of bulbs, each with their own unique specifications and applications:

●	BH4 Series is our flagship LED light bulb line and has remained our top seller throughout the years. The BH4 bulb is a powerful, highly efficient top-level bulb offering the greatest savings potential and longest life span at 21 years. This light has been engineered to emit zero RF.

●	GFY Series designed for those looking for something a little less powerful and lower cost. This series combines the demand for lower-watt bulbs with the need for highly efficient, sustainable lighting options to create two highly affordable LED bulb options. This tube is more cost-effective on the upfront purchase, while still offering a 15-year warranty and significant savings on energy costs.

●	FEB Series is our plug-and-play LED lighting option with power at each end that works with both electronic and magnetic ballasts.

Distribution and Current Market

LED lighting is a commodity product, which has become very competitive due to overseas imports with low pricing, making it a difficult climate for US Lighting Group, Inc. to operate in. We are looking into other LED lighting product lines that would leverage our electronics innovativeness to provide more specialty-type LED lighting. US Lighting Group has a supplier contractual relationship with The Home Depot. Customers can order product online at HomeDepot.com and it ships to the customer directly from our warehouse, however the sales have been minimal in the last two years.

US Lighting Group is looking at other industries such as robotics and fiberglass, but they are still in the early development stage.

Intellitronix Corporation

In recent years, the Company’s primary activity has been centered around Intellitronix. Intellitronix is engaged in automotive electronics manufacturing, serving a niche market of aftermarket electronics for customer installations as well as several emerging OEM applications.

Products

●	Automotive - Our portfolio includes direct fit replacement gauge panels for specific vehicle models manufactured by Chevrolet, Ford, Jeep, etc. and universal gauges for numerous other makes and models of classic cars. Other products include vehicle lighting, ignition systems, RPM switches and other automotive electronics. Intellitronix Corporation is a well-established brand that is available to consumers through major aftermarket distributors. The Company offers a Limited Lifetime Factory Warranty on all its branded products.

●	Marine - We design and manufacture products for the marine industry including GPS controlled marine speedometer and Prometheus Ignition System to guard against ignition failures.

●	OEM - In recent years, we have developed several custom OEM projects from design to production for companies such as Kawasaki Motors and Coachman RV. The Energy Management Multifunctional System (EMMS) was designed and manufactured for recreational vehicles as an OEM project, and our first customer orders were recently received. The 4-in-1 unit that is currently in development incorporates energy management and load shed, a breaker panel, automatic transfer switch, automatic generator starter plus display unit, Bluetooth, WiFi and multiplexing capabilities.

Our capabilities include a broad range of design and manufacturing services, such as various microprocessor-controlled products for the automotive, electronic, marine, and recreational vehicle markets and the Company has been leveraging its competitive advantage as an efficient low-cost manufacturing partner to other OEM providers. We are focusing on growing the OEM and private label segments that provide high-volume and low-overhead manufacturing opportunities.

The vast majority of our products are manufactured at our facility in Euclid, Ohio.

Distribution

We currently have three sales channels, including Intellitronix branded automotive product lines sold through business-to-consumer (B2C) and retail channels, business-to-business (B2B) and private labeled product lines, and original equipment manufacturers (OEM). For OEM customers, we provide design and manufacturing services to meet original equipment manufacturer’s specifications and these products are incorporated in the new vehicles. The most recent projects have been completed in the growing RV industry, meeting all applicable safety standards. Our customers include O’Reilly Auto Parts, Summit Racing Equipment, JEGS, Kawasaki Motors, Coachman RV, US Auto Parts, CJ Pony Parts, Corvette Central, Mid America Motorworks, Eckler’s and others. We also sell our products through eBay, Amazon, and other e-commerce platforms.

COVID-19 Considerations

Through the date these financial statements were issued, the COVID-19 pandemic did not have a net material impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment, which negatively effects the consumers who purchase our products. Through the date that these financial statements were issued, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date, and it expects to maintain access to the capital markets. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Through the date that these financial statements were issued, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Critical Accounting Policies

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to inventories, income taxes, accounts receivable allowance, fair value derivatives, and reserve for warranty claims. We base our estimates on historical experience, performance metrics and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions. We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management estimates include the estimated collectability of its accounts receivable, the valuation of long lived assets, warranty reserves, the assumptions used to calculate derivative liabilities, assumptions used to value equity instruments issued for financing and compensation, and the valuation of deferred tax assets. Actual results could differ from those estimates.

Revenue recognition

We recognize revenue in accordance with Accounting Standard Update (“ASU”) No. 2014-09. This standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services.

Under this guidance, revenue is recognized when control of promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once products are delivered to the customer’s control and performance obligations are satisfied.

Products sold by the Company are distinct individual products. The products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them. Most of the Company’s sales are received through several eBay web-commerce websites, which requires customer payment at time of order placement.

The Company does offer a 30-day return policy from the date of shipment. The Company also provides a limited lifetime warranty on its products. Due to a limited history of returns, the Company does not maintain a warranty reserve.

Recent Accounting Pronouncements

See Note 1 of Notes to the Condensed Consolidated Financial Statements for management’s discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Sales

Sales increased by $309,000 (47%) to $962,000 for the three months ended September 30, 2020, compared to $653,000 for the three months ended September 30, 2019. The increase in revenue is attributed to the utilization of the eBay e-commerce website, which has provided us access to a larger customer base.

Cost of Goods Sold

Cost of goods sold increased by $278,000 (112%) to $526,000 for the three months ended September 30, 2020, compared to $248,000 for the three months ended September 30, 2019. The increase in costs of goods sold was primarily attributable to our increase in sales, offset by increased material, freight, and tariffs costs, as compared to the prior year period. Gross profit as a percentage of sales decreased by 27% to 45.3% for the three months ended September 30, 2020, compared to 62.0% for the three months ended September 30, 2019. The decrease in gross margin as a percentage of sales was due to increased material, freight, and tariffs costs, as compared to the prior year period.

Operating Expenses

Operating expenses include selling, general and administrative expenses, product development costs, and non-cash stock-based compensation expense.

Selling, general and administrative expenses decreased approximately $163,000 to $414,000 during the three months ended September 30, 2020, compared to $577,000 during the three months ended September 30, 2019. The Company recorded no non-cash stock-based compensation expense in the current period, compared to $104,000 during the three months ended September 30, 2019. The remaining reduction in selling, general and administrative expenses of approximately $59,000 was due to planned personnel and expense reductions leading to decreased compensation and benefit expense, and decreased professional fees, as compare to the prior year period.

Product development costs increased approximately $54,000 to $111,000 during the three months ended September 30, 2020, compared to $57,000 during the three months ended September 30, 2019. The increase in product development costs was due primarily to new product engineering initiatives and various OEM projects.

Loss from Operations

Loss from operations decreased to approximately $89,000 during the three months ended September 30, 2020, compared to $229,000 during the three months ended September 30, 2019. The decrease in operating loss was due primarily to the increase in gross profit, and decreased operating expenses discussed above.

Other Expense

Other expenses include interest. Interest increased approximately $24,000 to $69,000 during the three months ended September 30, 2020, compared to $45,000 during the three months ended September 30, 2019. The increase in interest was primarily attributable to the increase in notes payable and convertible notes payables balances as compared to the prior year period.

Net Loss

Net loss decreased $116,000 to $158,000 during the three months ended September 30, 2020, compared to $274,000 for the three months ended September 30, 2019. The decrease in operating loss was due to the increase in gross profit, and decreased operating expense discussed above.

Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Sales

Sales increased by $585,000 (30%) to $2.5 million for the nine months ended September 30, 2020, compared to $1.9 million for the nine months ended September 30, 2019. The increase in revenue is attributed to the utilization of the eBay e-commerce website, which has provided us access to a larger customer base.

Cost of Goods Sold

Cost of goods sold increased by $509,000 (82%) to $1.1 million for the nine months ended September 30, 2020, compared to $621,000 for the nine months ended September 30, 2019. The increase in costs of goods sold was primarily attributable to our increase in sales, offset by increased material, freight, and tariffs costs, as compared to the prior year period. Gross profit as a percentage of sales decreased by 19% to 55.2% for the nine months ended September 30, 2020, compared to 67.9% for the nine months ended September 30, 2019. The decrease in gross margin as a percentage of sales was due to increased material, freight, and tariffs costs, as compared to the prior year period.

Operating Expenses

Operating expenses include selling, general and administrative expenses, product development costs, and non-cash stock-based compensation expense.

Selling, general and administrative expenses decreased approximately $521,000 to $1.3 million during the nine months ended September 30, 2020, compared to $1.9 million during the nine months ended September 30, 2019. Non-cash stock-based compensation expense decreased approximately $298,000 to $31,000 during the nine months ended September 30, 2020, compared to $329,000 during the nine months ended September 30, 2019. The remaining reduction in selling, general and administrative expenses of approximately $495,000 was due to planned personnel and expense reductions leading to decreased compensation and benefit expense, and decreased professional fees, as compare to the prior year period.

Product development costs increased approximately $163,000 to $331,000 during the nine months ended September 30, 2020, compared to $168,000 during the nine months ended September 30, 2019. The increase in product development costs was due primarily to new product engineering initiatives and various OEM projects.

Loss from Operations

Loss from operations decreased to approximately $273,000 during the nine months ended September 30, 2020, compared to $707,000 during the nine months ended September 30, 2019. The decrease in operating loss was due primarily to the increase in gross profit, and decreased operating expenses discussed above.

Other Expense

Other expenses include interest. Interest increased approximately $34,000 to $167,000 during the nine months ended September 30, 2020, compared to $133,000 during the nine months ended September 30, 2019. The increase in interest was primarily attributable to the increase in notes payable and convertible notes payables balances as compared to the prior year period.

Net Loss

Net loss decreased $400,000 to $440,000 during the nine months ended September 30, 2020, compared to $840,000 for the nine months ended September 30, 2019. The decrease in operating loss was due to the increase in gross profit, and decreased operating expense discussed above.

Liquidity and Capital Resources

Cash and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash Flows Used in Operating Activities

During the nine months ended September 30, 2020 and 2019, we used cash in operating activities of $296,000 and $323,000, respectively. During the nine months ended September 30, 2020, cash was primarily used to fund our net loss of $440,000, offset by non-cash expenses of $224,000 for depreciation, amortization, accrued interest, and stock based compensation expense, and the $79,000 change in our working capital accounts.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2020 and 2019, we used $901,000 and $62,000, respectively, in cash from investing activities to purchase property and equipment.

Cash Flows Provided by Financing Activities

During the nine months ended September 30, 2020 and 2019, we generated cash from financing activities of $1,177,000 and $245,000, respectively. During the nine months ended September 30, 2020, we received proceeds of $399,000 from the sale of common stock, $227,000 on the issuance of convertible notes payable, $730,000 on the issuance of loans payable, and $408,000 from notes payable to a related party. During the nine months ended September 30, 2020, we made payments of $224,000 on our loans payable, $400,000 on our notes payable to a related party, and $2,000 in finance lease payments. During the nine months ended September 30, 2020, we received proceeds of $581,000 from the sale of common stock, and $200,000 on the issuance of loans payable. During the nine months ended September 30, 2020, we made payments of $113,000 on our loans payable, $417,000 on our notes payable to a related party, and $6,000 in finance lease payments.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2020, we incurred a net loss of $440,000 and used cash in operations of $295,000 and had a shareholders’ deficit of $3,304,000 at September 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. In addition, our independent registered public accounting firm, in its report on our December 31, 2019 financial statements, has raised substantial doubt about our ability to continue as a going concern.

At September 30, 2020, we had cash on hand in the amount of $87,000. Management estimates that the current funds on hand will be sufficient to continue operations through December 31, 2020. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our shareholders, in case of equity financing.

Historically, we have financed our operations primarily through private sales of common stock, a line of credit, loans from a third party financial institutions, related parties, and operations. We anticipate that our primary capital source will be from the issuance of notes payable or the proceeds from the sale of our common stock. However, we may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Loans payable to related parties

Loans payable to related parties consist of the following:

	September 30, 2020	December 31, 2019

Loan payable to officers/shareholders (a)	$2,519,000	$2,738,000
Loan payable to related party (b)	125,000	125,000
Loan payable to related party – past due (c)	27,000	32,000
Loan payable to related party (d)	326,000	-
Total loans payable to related parties	2,997,000	2,895,000
Loans payable to related parties, current portion	(2,775,000)	(1,662,000)
Loans payable to related parties, net of current portion	$222,000	$1,233,000

a.	On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s President and shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matures in December 2021, requires monthly payments of $74,000, carries an interest rate of 6.25%, and is secured by the assets of Intellitronix Corporation. The loan balance on December 31, 2019, including accrued interest of $619,000, was $2,738,000. During the nine months ended September 30, 2020, the Company accrued interest of $105,000, and made principal and interest payments totaling $324,000. The loan balance on September 30, 2020, including accrued interest of $703,000, was $2,519,000.

b.	During the year ended December 31, 2017, the Company’s President and shareholder, advanced $125,000 of working capital to the Company. The advance was converted into a unsecured loan with no interest rate, and due on demand. The loan balance was $125,000 on both September 30, 2020 and December 31, 2019.

c.	In July 2016, the Company assumed an obligation of Solei Systems, Inc, an entity owned by the Company’s President and shareholder. The Company agreed to enter into a note agreement with Huntington National Bank for $60,000. The loan has an interest rate of 6.00% and requires a monthly payment of $1,000. The loan balance on December 31, 2019 was $32,000. During the nine months ended September 30, 2020, the Company made loan payments of $5,000, leaving a balance outstanding of $27,000 at September 30, 2020. The loan is currently past due.

d.	On April 24, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with the Company’s President and shareholder, Paul Spivak (the “Lender”), pursuant to which the Company borrowed $408,000 from the Lender. The Loan has a term of twelve months and carries an interest rate of 6.00%. The Company used the net proceeds from the Loan to acquire the facility described in Note 3. During the nine months ended September 30, 2020, the Company accrued interest of $11,000, and made principal payments totaling $93,000. The loan balance on September 30, 2020, including accrued interest of $11,000, was $326,000.

Loan payable

Loan payable consist of the following:

	September 30, 2020	December 31, 2019

SBA PPP Loan (a)	$196,000	$-
PayPal Working Capital Loan, net of discount (b)	50,000	152,000
PayPal Working Capital Loan, net of discount (c)	18,000	59,000
Secured promissory note (d)	108,000	-
Vehicle loans (e)	164,000	85,000
Secured note payable (f)	266,000	-
Loans discount	(13,000)	(27,000)
Total loans payable	789,000	269,000
Loans payable, current portion	(213,000)	(203,000)
Loans payable, net of current portion	$576,000	$66,000

a.	On April 10, 2020, the Company was granted a loan (the “PPP loan”) from Key Bank in the aggregate amount of $195,000 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated April 10, 2020, matures on April 10, 2022, bears interest at a rate of 1% per annum, is unsecured and guaranteed by the U.S. Small Business Administration (SBA). The loan term may be extended to April 10, 2025, if mutually agreed to by the Company and lender. The PPP loan is payable monthly commencing 10 months after the end of the covered period, which was approximately October 10, 2020. In accordance with the PPP Flexibility Act passed in June 2020, if the Company applies for loan forgiveness within 10 months after the end of the covered period, then no payments are due until the SBA remits payment of a forgiveness amount or determines that no forgiveness is authorized. If the Company does not submit a request for forgiveness within 10 months after the end of the covered period, the Company will begin making payments on the PPP loan.

We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of September 30, 2020. During the nine months ended September 30, 2020, the Company accrued additional interest of $1,000, leaving a total of $196,000 owed at September 30, 2020.

b.	On August 12, 2019, the Company entered into a PayPal Working Capital loan secured by the Company’s PayPal sales proceeds and PayPal account. The principal amount of the loan was for $216,000. The Company received net proceeds of $200,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $11,000 every 90-day period. The PayPal Working Capital loan balance was $152,000 at December 31, 2019. During the nine months ended September 30, 2020, the Company made principal payments of $102,000, leaving a total of $50,000 owed at September 30, 2020.

c.	On November 25, 2019, the Company entered into a PayPal Working Capital loan secured by the Company’s PayPal sales proceeds and PayPal account. The principal amount of the loan was for $66,000. The Company received net proceeds of $50,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $3,300 every 90-day period. The PayPal Working Capital loan balance was $59,000 at December 31, 2019. During the nine months ended September 30, 2020, the Company made principal payments of $41,000, leaving a total of $18,000 owed at September 30, 2020.

d.	On March 12, 2020, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 32.09% per annum and due on September 12, 2021. The loan requires minimum monthly principal and interest payments of $11,000 and is secured by the Company’s assets and future sales, and is personally guaranteed by the Company’s CEO. During the nine months ended September 30, 2020, the Company made principal payments of $42,000, leaving a total of $108,000 owed at September 30, 2020.

e.	In April 2016 and September 2016, the Company purchased two vehicles for $54,000 and $61,000, respectively, and entered into loans ranging from 60 to 72 months, with interest rates per annum of 4.11% to 4.14%. In November 2019, the Company purchased an additional automobile for $30,000, with loan terms of 72 months and an interest rate of 10.99% per annum. The aggregate loan balance was $85,000 at December 31, 2019. In July 2020, the Company purchased two vehicles for $50,000 and $69,000, respectively, and entered loans ranging from 60 to 144 months, with interest rates per annum of 0% to 5.24%. During the nine months ended September 30, 2020, the Company made total payments of $40,000, leaving an aggregate balance on the loans of $164,000 at September 30, 2020.

f.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s Chief Executive Officer and secured by the Company’s real estate. The balance on the loan was $266,000 at September 30, 2020.

Convertible Secured Notes Payable

The Company issued convertible secured debentures (“Convertible Notes”) to accredited investors with interest at 10% per annum, a term of eighteen months, and secured by all of the assets of the Company and its subsidiaries. The Convertible Notes provide a conversion right, in which the principal amount of the Note, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at $0.25 per share. At December 31, 2019, the balance owed on the Convertible Notes was $113,000. During the nine months ended September 30, 2020, the Company received proceeds of $202,000 on the issuance of convertible secured notes, accrued additional interest of $19,000, and converted $19,000 of principal and interest into shares of the Company’s common stock leaving a total of $314,000 owed at September 30, 2020, of which $201,000 was recorded as a short term liability. As of September 30, 2020, the Convertible Notes were convertible into 1,255,910 shares of common stock.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, the age of the accounts receivable balances, credit quality, economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

Inventories

We provide inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Recent Accounting Pronouncements

See Note 2 of the condensed consolidated financial statements for management’s discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, we concluded that, as of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weaknesses in our internal control over financial reporting were identified by management as of September 30, 2020:

Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee; (ii) did not have its Board of Directors review and approve significant transactions; (iii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (v) had inadequate segregation of duties consistent with control objectives; and (vi) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal controls over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner;

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the quarter ended September 30, 2020, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We anticipate that we (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations. As of the filing of this Form 10-Q, we are not a party to any pending legal proceedings, nor are we aware of any civil proceeding or government authority contemplating any legal proceeding.

Item 1A. Risk Factors.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2020, the Company received proceeds of $341,000 from the sale of 2,275,333 shares of common stock, at $0.15 per share, as part of a Regulation D offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Generation Alpha, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US LIGHTING GROUP, INC.

Date: November 16, 2020	By:	/s/ PAUL SPIVAK
Paul Spivak
Chief Executive Officer (Principal executive, financial and accounting officer)