Form 10-K
period 2020-12-31
U.S. Lighting Group, Inc.
filed 2021-03-24
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 000-55689

US LIGHTING GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	46-3556776
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1148 East 222d St, Euclid, OH	44117
(Address of principal executive offices)	(Zip Code)

(216) 896-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2020, based on the closing sales price of the common stock as quoted on the OTC Marketplace was $17,387,000. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 19, 2021, there were 96,945,735 shares of registrant’s common stock outstanding.

i

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements, including, without limitation, in the sections captioned “Description of Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to exploration programs, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, the COVID-19 pandemic and measures intended to reduce its spread, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

ii

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

The Company designs and manufactures commercial LED lighting. Intellitronix Corporation (“Intellitronix”), our wholly owned subsidiary, is a manufacturer of automotive aftermarket and original equipment manufacturer (OEM) electronics.

The Company was incorporated in the State of Florida on October 17, 2003, under the corporate name Luxurious Travel Corp., in order to develop, market and distribute a hotel booking engine software that interfaces and captures various rate channels and inventory controls for hotel reservations. The system allowed users to market, manage and sell hotel reservations, and to produce invoices, track follow up and manage customer relationships.

The Company acquired all of the issued and outstanding capital stock of US Lighting Group, Inc. (founded in 2013 in accordance with the laws of the State of Wyoming) on July 13, 2016, and the corporate name was changed on August 9, 2016 to the US Lighting Group, Inc.

Intellitronix Corp. was acquired by the Company on December 1, 2016. The Company agreed to pay $4.0 million in exchange for all the shares of Intellitronix Corp. Intellitronix Corp. is a designer and a US-based manufacturer of automotive electronic products such as digital and analog gauges, energy management systems and ignition boxes. The products are sold through aftermarket distributors, as well consumer direct and through some OEM channels. At the time of acquisition Intellitronix Corp. already had access to the automotive electronics market and had an established distributor and consumer base.

As a consolidated entity, the Company has demonstrated revenue growth; however, the Company has historically reported operating losses primarily from expenses associated with public company costs, corporate marketing, and product development activities. However, in the year ending December 31, 2020, the Company was able to report net income due to a significant increase in sales by Intellitronix and an increase in its manufacturing productivity due to automation. We intend to raise capital to operate and expand our business to meet the growing demand for our products. We plan to grow revenue through the increase in sale of our existing products and our new products via our existing distribution networks, as well as, completing more OEM projects for the recreational vehicle (RV) and marine industries.

US Lighting Group

In recent years, we have seen a more energy-efficient, environmentally safe, and flexible lighting for businesses and residential homes. Light emitting diodes (LEDs) offer numerous advantages over traditional light bulbs. LEDs are more durable resembling a hard plastic versus a thin glass. Since mercury is not required in the manufacturing process, LEDs are more environmentally friendly. Benefits of using our LED lights include an immediate and significant reduction in lighting bills with no yearly bulb or ballast replacements. LED lights are durable and rugged, resistant to external impacts, and emit virtually no heat and ultraviolet emissions. Furthermore, unlike the previous fluorescent bulb, LED lights are ecologically friendly as they do not include mercury or hazardous chemical and are recyclable.

Applications for our LED lights include commercial spaces such as board rooms, offices, factories, stores, gymnasiums, schools, hospitals, warehouses, and greenhouses, as well as some residential applications such as garages.

LEDs are a cost-effective, energy-savings alternative to incandescent lights, touting a 2000% efficiency rate over conventional light bulbs and a 500% efficiency rate over compact fluorescent bulbs. Over a 10-year period, the lighting industry could save $1 trillion in energy costs, eliminate the need for nearly 1 billion barrels of petroleum leading to a substantial reduction in carbon dioxide emissions. With technology advancements, the true potential of LED lighting lies in their ability to transform lighting technology. The light spectrum could be custom-tailored for all wavelengths, accurately matching the sun’s light qualities that could revolutionize indoor agriculture and help night-shift workers. The use of polarized light from LEDs could also improve computer displays and lower the glare from car headlights.1

References:

[1]	February 28, 2019, “The coming revolution in LED lighting” by Optical Society of America US Lighting Group has a competitive advantage with its proprietary “transformerless” power supply design that offers significant energy savings.

Transformerless Circuit Controls Speed of Energy

Most LED lighting companies use a transformer to appropriately drive an LED. Transformers, however, emit heat; that heat reduces a light bulb’s energy efficiency. US Lighting Group has created a proprietary “transformerless” circuit that controls the speed of energy powered to the LED. Eliminating the expense of an additional circuit board and timely assembly that goes along with it allows us to put money into the part that matters most, the actual LED. Our driverless and transformerless technology allows our LED lights to offer maximum efficiency.

Ballast or no-ballast fluorescent lighting retrofits

Most businesses use fluorescent lighting for work areas, conference rooms, and hallways. These fixtures have a “ballast” which regulates the amount of electricity going through the fluorescent tube providing enough electricity to “start up.” Our BH4 and GFY LED lighting product lines do not require a ballast in its fixture, allowing for maximum energy efficiency. Our FEB Ballast Compatible line of bulbs eliminates the guesswork and retrofitting associated with these fixtures. These LED bulbs are “plug-and-play” so customers do not have to worry about the type of ballast, and they can literally begin saving money on their electricity by removing the old fluorescent bulb and replacing it with our Ballast Compatible LED Bulbs.

LED Technology

According to the U.S. Department of Energy, commercial and residential LED usage has shown that LED lights use at least 75% less energy and last 25 times longer than incandescent bulbs. The actual LED component determines a light’s efficiency. To ensure our LED is the most efficient, we use one of the most powerful LEDs available, such as Samsung LM561C, that emits the most lumens per watt. All LEDs are rated to last at least 100,000 hours. However, this lifespan is only possible should an LED not exceed clearly defined power and temperature limits, which is the main consideration behind our “transformerless” design.

Principal Products

US Lighting Group designs, manufactures, and distributes 4’ LED tube lights that are superior in power usage, lifespan, warranty, and cost savings, because of the exclusive minimalistic design and proprietary manufacturing processes. Channels to market include The Home Depot drop ship program, and earlier in the company history, a chain of regional distributors. US Lighting Group, Inc. has research and development, testing, and production facilities based in Euclid, Ohio, USA where all products are engineered and manufactured from domestic and imported components.

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

Patents

The following patents have been issued to our majority shareholder, CEO, Paul Spivak:

Patent No. 10308330 for the company’s new motion stabilized spotlight product for the marine industry, Issued - 06/04/2019.

Patent No. 6353781 GPS Controlled Marine Speedometer Unit with Multiple Operational Modes, Issued - 03/05/2002.

Currently, there is no formal patent license agreement between the CEO and the Company.

Intellitronix Corporation

In recent years, the Company’s primary activity has been centered around Intellitronix. Intellitronix is engaged in automotive electronics manufacturing, serving a niche market of aftermarket electronics for customer installations as well as several emerging OEM applications.

Products

●	Automotive - Our portfolio includes direct fit replacement gauge panels for specific vehicle models manufactured by Chevrolet, Ford, Jeep, etc., and universal gauges for numerous other makes and models of classic cars. Other products include vehicle lighting, ignition systems, RPM switches and other automotive electronics. Intellitronix is a well-established brand that is available to consumers through major aftermarket distributors. The Company offers a Limited Lifetime Factory Warranty on all its branded products.

●	Marine - We design and manufacture products for the marine industry including GPS controlled marine speedometer and Prometheus Ignition System to guard against ignition failures.

●	OEM - In recent years, we have developed several custom OEM projects from design to production for companies such as Kawasaki Motors and Coachman RV. The Energy Management Multifunctional System (EMMS) was designed and manufactured for recreational vehicles as an OEM project, and our first customer orders were recently received. The 4-in-1 unit that is currently in development incorporates energy management and load shed, a breaker panel, automatic transfer switch, automatic generator starter plus display unit, Bluetooth, WiFi and multiplexing capabilities.

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

Our customers include O’Reilly Auto Parts, Summit Racing Equipment, JEGS, Kawasaki Motors, Coachman RV, US Auto Parts, CJ Pony Parts, Corvette Central, Mid America Motorworks, Eckler’s, and others. We also sell our products through eBay, Amazon, and other e-commerce platforms.

Employees

As of December 31, 2020, we had 47 employees, of which 12 employees are part-time. Our engineering staff designs products from conception through prototype, testing, and production. Our staff consists of both electrical and mechanical engineers, and we periodically utilize contractors on an as-needed basis. Our other departments include sales, marketing, administration, production, quality assurance, and technical support.

Equipment

We have a line of automated electronic assembly equipment and other machinery required to assemble and test printed circuit boards. We are expanding our capabilities by regularly purchasing in-house equipment in order to produce more intricate or customized products. Our current equipment line includes Stencil printers, SMT (Surface Mount Technology) pick-and-place machines, reflow oven, wave soldering machine, wire stripping, and laser cutting.

Markets

The global Automotive Electronics market was valued at $285 billion in 2018 and is estimated to be worth more than $645 billion by 2030 based on the compound annual growth rate (CAGR*) of 7% between 2019 and 2030. The Automotive Electronics global market includes automotive software, electrical/electronic component, ECUs/EDUs, power electronics, sensors, software, integration, verification and validation, and other electronic components.2

The COVID-19 pandemic has made a significant impact on the automotive industry. The automotive industry may see a shift in its global supply chain due to the level of dependence on Chinese production and tooling. The industry could potentially reduce its reliance on China, because of the supply chain disruptions. In this scenario, a larger percentage of production could feasibly move back to the U.S. It is expected that the Chinese tooling and production industries will be extremely aggressive with pricing and will have the full backing of local Chinese authorities and governments. Our strategic business plan for Intellitronix includes plans to reduce our dependency on Chinese imports.3 In 2020, we made significant investments in our manufacturing equipment thereby reducing our future dependency on Chinese imports.

*	Compound annual growth rate (CAGR) is the rate of return that would be required for an investment to grow from its beginning balance to its ending balance, assuming the profits were reinvested at the end of each year of the investment’s lifespan.

References:

[2]	2018, “Global Automotive Electronics Market Report” by Global Market Insights
[3]	2020, “Automotive Industry Insight” by Peakstone

Suppliers – International and Domestic

US Lighting Group and Intellitronix both source components from preferred vendors and alternative sources:

US Lighting Group

●	LED manufacturers (preferred vendor with alternative vendors)

●	Circuit boards (per specifications)

●	Enclosures (per specifications)

●	Induction components (per specifications)

●	Tooling (per specifications)

Intellitronix Corporation

●	LED manufacturers (custom tooled)

●	Circuit boards (per specifications)

●	Sending units and sensors (custom made)

●	Electronics components (USA based distributors)

●	Enclosures (per specifications)

Competition

US Lighting Group

We compete with numerous companies in the LED Lighting marketplace including Lithonia Lighting, Toggled, Feit Electric and countless Chinese companies.

Intellitronix Corporation

We compete primarily with four companies in the Automotive Aftermarkets industry for automotive electronics, including Dakota Digital, Autometer, Classic Instruments, and Holley Ignition Boxes (MSD).

Product Safety

We use Intertek Testing Services NA, Inc. for product safety testing. We comply with environmental regulations regarding product safety.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal corporate office and production facility, which we purchased on April 27, 2020, is located at 1148 East 222nd Street, Euclid, Ohio 44117. The commercial building has 26,000 sq. ft. of manufacturing, warehouse and office space and sits on 2.0 acres of land. Previously, the Company rented space at 34099 Melinz Parkway, Unit E, Eastlake, Ohio. We believe our facilities are adequate to meet our current and near-term needs.

ITEM 3. LEGAL PROCEEDINGS.

Intellitronix Corporation is a defendant in a lawsuit filed by Michael A. Kunzman & Associates, Inc. for alleged nonpayment of manufacturer’s representation commissions. The lawsuit was filed on August 24, 2020 and is currently pending in the Circuit Court for Oakland County, Michigan. Intellitronix Corporation denies the allegations and intends to assert, upon leave of Court, a counterclaim to recover its damages.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

US Lighting Group is a publicly traded company on the OTC Markets Group Inc. quotation venue under the trading symbol “USLG.”

The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2020

	High	Low
First Quarter	$0.90	$0.42
Second Quarter	$0.95	$0.37
Third Quarter	$0.53	$0.33
Fourth Quarter	$0.57	$0.12

Fiscal Year 2019

	High	Low
First Quarter	$1.00	$0.60
Second Quarter	$0.82	$0.35
Third Quarter	$1.00	$0.66
Fourth Quarter	$0.97	$0.81

Holders of Record

As of March 19, 2021, an aggregate of 96,945,735 shares of our common stock were issued and outstanding and were owned by approximately 504 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not currently maintain any Equity Compensation Plans.

Recent Sales of Unregistered Securities

Common shares issued for cash

During the year ended December 31, 2020, the Company received proceeds of $683,000 on the sale of 4,275,665 shares of common stock, at an average price of $0.16, as part of its Regulation D offerings.

Common shares issued for services

The Company entered into various consulting agreements with third parties (“Consultants”) pursuant to which these Consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis, and sales and marketing activities. In addition, the Company issues its employees common shares to reward performance. During the year ended December 31, 2020, the Company issued 125,000 shares of common stock to these consultants and employees, with a fair value of $31,000 at the date of grant.

Common shares issued on conversion of convertible notes

During the year ended December 31, 2020, the Company issued 1,222,544 shares of the Company common stock on the conversion of principal and accrued interest of $275,000 on its convertible notes payable.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Annual Report.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations is based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

General Overview

We are engaged in the business of manufacturing and distributing LED digital gauges, automotive electronics, and accessories for commercial and industrial customers, as well as LED lighting tubes and bulbs.

Principal Products

US Lighting Group designs, manufactures, and distributes 4’ LED tube lights that are superior in power usage, lifespan, warranty, and cost savings, because of the exclusive minimalistic design and proprietary manufacturing processes. Channels to market include The Home Depot drop ship program, and earlier in the company history, a chain of reginal distributors. US Lighting Group, Inc. has research and development, testing, and production facilities based in Euclid, Ohio, USA where all products are engineered and manufactured from domestic and imported components.

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

Distribution

We currently have three sales channels, including Intellitronix branded automotive product lines sold through business-to-consumer (B2C) and retail channels, business-to-business (B2B) and private labeled product lines, and original equipment manufacturers (OEM). For OEM customers, we provide design and manufacturing services to meet original equipment manufacturer’s specifications, and these products are incorporated in the new vehicles. The most recent projects have been completed in the growing RV industry, meeting all applicable safety standards. Our customers include O’Reilly Auto Parts, Summit Racing Equipment, JEGS, Kawasaki Motors, Coachman RV, US Auto Parts, CJ Pony Parts, Corvette Central, Mid America Motorworks, Eckler’s, and others. We also sell our products through eBay, Amazon, and other e-commerce platforms.

COVID-19 Considerations

Through the date these financial statements were issued, the COVID-19 pandemic did not have a net material impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment, which negatively effects the consumers who purchase our products.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Through the date that these financial statements were issued, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example, an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through the date that these financial statements were issued, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date, and the Company continues to generate cash flows to meet its short-term liquidity needs, and it expects to maintain access to the capital markets. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Our revenue, operating expenses, and net loss from operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019, were as follows:

	For the year ended			Percentage
	December 31,			Change
	2020	2019	Change	Inc. (Dec.)

Total Sales, net	4,016,000	2,647,000	1,369,000	52%

Total Cost of goods sold	1,320,000	1,041,000	279,000	27%
Gross profit	2,696,000	1,606,000	1,090,000	68%

Operating expenses
Selling, general and administrative expenses	1,934,000	1,902,000	32,000	2%
Product development costs	236,000	230,000	6,000	3%
Stock-based compensation	31,000	7,976,000	(7,945,000)	(99)%
Total operating expenses	2,201,000	10,108,000	(7,907,000)	(78)%
Income (loss) from operations	495,000	(8,502,000)	8,997,000	106%
Other expense	(10,000)	(200,000)	190,000	(95)%
Net Income (Loss)	$485,000	$(8,702,000)	$9,187,000	106%

Sales

Sales increased by $1.4 million (52%) to $4.0 million for the year ended December 31, 2020, compared to $2.6 million for the year ended December 31, 2019. The increase in revenue is attributed to the successful completion of several R&D projects that resulted in increased purchasing activity by OEM and private label customers as well as organic growth of the market share of Intellitronix branded products.

Cost of Goods Sold

Cost of goods sold increased by $279,000 (27%) to $1.3 million for the year ended December 31, 2020, compared to $1.0 million for the year ended December 31, 2019. The increase in costs of goods sold was primarily attributable to increased sales. Gross profit as a percentage of sales increased to 67% for the year ended December 31, 2020 from 61% for the year ended December 31, 2019, or 6%, an increase of 11%. The improved gross margin is attributed to increased automation implemented during the year ended December 31, 2020, leading to reduced labor costs and improved supply chain management.

Operating Expenses

Operating expenses include selling, general and administrative expenses, product development costs, and non-cash stock-based compensation expense, and loss on disposal of property and equipment.

Selling, general and administrative expenses remained steady at $1.9 million for both of the years December 31, 2020 and 2019.

Product development costs remained steady at $236,000 during the year ended December 31, 2020, compared to $230,000 during the year ended December 31, 2019.

Non-cash stock-based compensation expense decreased approximately $7.9 million to $31,000 during the year ended December 31, 2020 compared to $8.0 million during the year ended December 31, 2019. We issued stock in lieu of cash payment for services received from employees and contractors. During the year ended December 31, 2019, we issued 27,091,000 shares of the Company’s common stock to our CEO valued at $6.8 million.

Income (Loss) from Operations

Income from operations increased to approximately $495,000 during the year ended December 31, 2020, compared to a loss from operations of $8.5 million during the year ended December 31, 2019. The increase in income from operations was due to increased gross profit and decreased operating expenses, as discussed above.

Other Expense

Other expense for the year ended December 31, 2020 was $10,000, as compared to other expense of $200,000 for the year ended December 31, 2019. During the year ended December 31, 2020, we recorded a gain on SBA PPP loan forgiveness of $195,000 and sublease income of $30,000, both of which did not exist during the prior year period. Interest expense for the year ended December 31, 2020 was $235,000, as compared to $200,000 in the prior year period.

Net Income (Loss)

Net income was $485,000 during the year ended December 31, 2020, compared to a net loss of $8.7 million for the year ended December 31, 2019. The increase in net income was due to increased gross profit, decreased operating expenses, decreased non-cash stock based compensation expense, and decreased other expenses, as discussed above.

Liquidity and Capital Resources

Our working capital deficiency as of December 30, 2020 and 2019 was as follows:

	As of	As of
	December 30, 2020	December 31, 2019

Current Assets	$908,000	$314,000
Current Liabilities	3,795,000	2,484,000
Net Working Capital Deficiency	$(2,887,000)	$(2,170,000)

The following summarizes our cash flow activity for the years ended December 30, 2020 and 2019:

Cash Flows

	Year	Year
	Ended	Ended
	December 31, 2020	December 31, 2019

Net cash provided by (used in) Operating Activities	$531,000	$(315,000)
Net cash used in Investing Activities	(1,303,000)	(101,000)
Net cash provided by Financing Activities	773,000	299,000
Increase (Decrease) in Cash during the period	1,000	(117,000)
Cash, Beginning of Period	107,000	224,000
Cash, End of Period	$108,000	$107,000

At December 31, 2020, we had a working capital deficit of approximately $2.9 million compared to a working capital deficit of $2.2 million at December 31, 2019. The increase in working capital deficit was primarily related to the increase in short-term debt.

Net cash provided by operating activities for the year ended December 31, 2020 totaled $531,000, compared to net cash used in operating activities for the year ended December 31, 2019 of $315,000. The improvement in net cash provided by operating activities for the year ended December 31, 2020 was primarily due to our improved net income of $485,000 during the year ended December 31, 2020, and changes in our working capital accounts of $422,000 due primarily to the increase in our accounts receivable balance of $477,000.

Net cash used in investing activities was approximately $1,303,000 for the year ended December 31, 2020, compared to $101,000 for the year ended December 31, 2019. During the year ended December 31, 2020, the Company purchased land, building, and improvements, and production equipment for $1,130,000, and moved its operations to Euclid, Ohio. Net cash used in investing activities was approximately $101,000 for year ended December 31, 2019, and relates to the purchase of vehicles, machinery and equipment.

Net cash provided by financing activities for the year ended December 31, 2020 was $773,000, and included proceeds of $683,000 received in the private placement of common stock, $196,000 from the issuance of secured convertible promissory notes, $765,000 from proceeds from the issuance of notes payable, $60,000 from proceeds from a line of credit, and $408,000 in proceeds from the issuance of a note payable to a related party. These proceeds were offset by the payment of $2,000 on a finance lease, repayment of $494,000 of notes payable, repayment of $11,000 on the line of credit, and repayment of $832,000 of notes payable to a related party. Net cash provided by financing activities for the year ended December 31, 2019 was $299,000, and included $622,000 of proceeds from the private placement of common stock, $113,000 from the issuance of secured convertible promissory notes, and $280,000 in proceeds from loans payable. These proceeds were offset by the payment of $8,000 on a finance lease, repayment of $174,000 of notes payable, and repayment of $534,000 of notes payable to a related party.

Since inception, our principal sources of liquidity have been cash provided by financing, including through the private placement of convertible notes and equity securities, loans, and gross profit from the sales of our products. Our principal uses of cash have been primarily for labor and outside services, expansion of our operations, development of new products and improvement of existing products, expansion of marketing efforts to promote our products and brand, and capital expenditures. We anticipate that additional expenditures will be necessary to develop and expand our assets before sufficient and consistent positive operating cash flows will be achieved, including sufficient cash flows to service existing liabilities and related interest. Additional funds may be needed in order to continue production and operations, maintain profitability and to achieve our objectives. As such, our cash resources may not be sufficient to meet our current operating expense and production requirements, and planned business objectives beyond the date of this Form 10-K filing without additional financing.

Loans Payable to Related Parties

On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s President and shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matures in December 2021, requires monthly payments of $74,000, carries an interest rate of 6.25%, and is secured by the assets of Intellitronix Corporation. The loan balance on December 31, 2020 and 2019, including accrued interest, was $2,130,000 and $2,738,000.

During the year ended December 31, 2017, the Company’s President and shareholder, contributed $125,000 of working capital to the Company. The contributed working capital balance were converted into a loan with no interest rate, and due on demand. The loan balance was $125,000 on both December 31, 2020 and 2019.

In July 2016, the Company assumed an obligation of Solei Systems, Inc, an entity owned by the Company’s President and shareholder. The Company agreed to enter into a note agreement with Huntington National Bank for $60,000. The loan has an interest rate of 6.00% and requires a monthly payment of $1,000. The loan balance on December 31, 2020 and 2019, including accrued interest, was $34,000 and $32,000, respectively. In February 2021, the loan was repaid in full.

On April 24, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with the Company’s President and shareholder, Paul Spivak (the “Lender”), pursuant to which the Company borrowed $408,000 from the Lender. The Loan has a term of twelve months and carries an interest rate of 6.00%. The Company used the net proceeds from the Loan to acquire the facility described in Note 3 of the accompany consolidated financial statements. A total of $330,000 was due on the loan as of December 31, 2020.

Loans Payable

On August 12, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $216,000. The Company received net proceeds of $200,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $11,000 every 90-day period. The loan balance on December 31, 2020 and 2019, was $38,000 and $152,000, respectively.

On November 25, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $66,000. The Company received net proceeds of $50,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $3,300 every 90-day period. The loan balance on December 31, 2020 and 2019, was $14,000 and $59,000, respectively.

On March 12, 2020, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 32.09% per annum and due on September 12, 2021. The loan requires minimum monthly principal and interest payments of $11,000 and is secured by the Company’s assets and future sales and is personally guaranteed by the Company’s CEO. The loan balance on December 31, 2020 was $86,000.

On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s Chief Executive Officer and secured by the Company’s real estate. The loan balance on December 31, 2020 was $265,000.

The Company purchases vehicles for its Chief Executive Officer and for research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance was $74,000 at December 31, 2018. During the year ended December 31, 2019, the Company purchased an automobile for $30,000, with loan terms of 72 months and an interest rate of 10.99% per annum, and made aggregate payments of $19,000, leaving an aggregate loan balance on three vehicles of $85,000 at December 31, 2019. During the year ended December 31, 2020, the Company purchased two vehicles for $50,000 and $69,000, respectively, and entered loans ranging from 60 to 144 months, with interest rates per annum of 0% to 5.24%, and made total payments of $73,000, leaving an aggregate loan balance on three vehicles of $131,000 at December 31, 2020.

On August 3, 2020, the Company entered into a $18,000 term loan with Leaf Capital related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 8.48% per annum, and is secured by the production equipment. The loan balance was $16,000 at December 31, 2020.

On November 29, 2020, the Company entered into a $17,000 term loan with CIT Bank related to the purchase of software for its production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 13.18% per annum, and is personally guaranteed by the Company’s CEO. The loan balance was $17,000 at December 31, 2020.

Convertible Secured Notes Payable

The Company issued convertible secured debentures (“Convertible Notes”) to accredited investors with interest at 10% per annum, a term of eighteen months, and secured by all of the assets of the Company and its subsidiaries. The Convertible Notes provide a conversion right, in which the principal amount of the Convertible Notes, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at $0.25 per share. During the year ended December 31, 2019, the Company received proceeds of $113,000 on the issuance of Convertible Notes, leaving an aggregate balance owed of $113,000 at December 31, 2019. During the year ended December 31, 2020, the Company received proceeds of $196,000 on the issuance of Convertible Notes, accrued additional interest of $21,000, and converted $275,000 of principal and interest into shares of the Company’s common stock, leaving a total of $55,000 owed at December 31, 2020.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities, fair value of warrant derivatives and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 to our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policies are subject to estimates and judgments used in the preparation of our consolidated financial statements:

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

Recent Accounting Pronouncements

See Note 2 of the financial statements for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments

Lease Obligations

We currently have no lease obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of US Lighting Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of US Lighting Group, Inc. (the “Company”) as of December 31, 2020, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition — identification of contractual terms in certain customer arrangements

As described in Note 2 to the consolidated financial statements, management assesses relevant contractual terms in its customer arrangements to determine the transaction price and recognizes revenue upon transfer of control of the promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Management applies judgment in determining the transaction price which is dependent on the contractual terms. In order to determine the transaction price, management may be required to estimate variable consideration when determining the amount and timing of revenue recognition.

The principal considerations for our determination that performing procedures relating to the identification of contractual terms in customer arrangements to determine the transaction price is a critical audit matter are there was significant judgment by management in identifying contractual terms due to the volume and customized nature of the Company’s customer arrangements. This in turn led to significant effort in performing our audit procedures which were designed to evaluate whether the contractual terms used in the determination of the transaction price and the timing of revenue recognition were appropriately identified and determined by management and to evaluate the reasonableness of management’s estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including those related to the identification of contractual terms in customer arrangements that impact the determination of the transaction price and revenue recognition. These procedures also included, among others, (i) testing the completeness and accuracy of management’s identification of the contractual terms by examining customer arrangements on a test basis, and (ii) testing management’s process for determining the appropriate amount and timing of revenue recognition based on the contractual terms identified in the customer arrangements.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

March 24, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

US Lighting Group, Inc.

Euclid, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Lighting Group, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company experienced a net loss and utilized cash from operations during the year ended December 31, 2019, and had a shareholders’ deficit as of that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement, whether due to error, fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We became the Company’s auditor in 2019. In 2020, we became the predecessor auditor.

/s/ Weinberg & Company, P.A.

Los Angeles, California

August 14, 2020

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$108,000	$107,000
Accounts receivable	541,000	94,000
Accounts receivable, related party	30,000	-
Inventories, net	212,000	108,000
Prepaid expenses and other current assets	17,000	5,000
Total Current Assets	908,000	314,000

Property and equipment, net	1,419,000	216,000
Right of use asset, net	-	25,000
Other assets	-	3,000
Total Assets	$2,327,000	$558,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$363,000	$194,000
Accrued expenses	75,000	69,000
Accrued payroll to an officer	442,000	312,000
Customer advance payments	29,000	15,000
Line of credit	49,000	-
Lease payable, current portion	-	29,000
Convertible notes payable	55,000	-
Loans payable, current portion, net of discount of $8,000 and $27,000, respectively	163,000	203,000
Loans payable, related party – current portion	2,619,000	1,662,000
Total Current Liabilities	3,795,000	2,484,000

Convertible notes payable, net of current portion	-	113,000
Loans payable, net of current portion	396,000	66,000
Loans payable, related party, net of current portion	-	1,233,000
Total Liabilities	4,191,000	3,896,000

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 95,970,735 and 90,347,526 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	10,000	9,000
Additional paid-in-capital	17,435,000	16,447,000
Accumulated deficit	(19,309,000)	(19,794,000)
Total Shareholders’ Deficit	(1,864,000)	(3,338,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,327,000	$558,000

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2020	2019
Sales	$4,016,000	$2,647,000
Cost of goods sold	1,320,000	1,041,000
Gross profit	2,696,000	1,606,000

Operating expenses
Selling, general and administrative expenses (a)	1,965,000	9,878,000
Product development costs	236,000	230,000
Total operating expenses	2,201,000	10,108,000

Income (loss) from operations	495,000	(8,502,000)

Other income (expense)
SBA PPP loan forgiveness	195,000	-
Lease income, related party	30,000	-
Interest expense, related party	(148,000)	(172,000)
Interest expense	(87,000)	(28,000)
Total other expense	(10,000)	(200,000)

Net Income (Loss)	$485,000	$(8,702,000)

BASIC INCOME (LOSS) PER SHARE	$0.01	$(0.15)
DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.15)

WEIGHTED – AVERAGE COMMON SHARES OUTSTANDING BASIC	92,088,797	58,740,672
WEIGHTED – AVERAGE COMMON SHARES OUTSTANDING	92,308,797	58,740,672

(a)	Includes $6,772,000 of stock-based compensation costs related to the fair value of shares issued to an officer in 2019.

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	-	$-	55,508,998	$6,000	445,530	$111,000	$7,741,000	$(11,092,000)	$(3,234,000)

Net proceeds from sale of common stock			2,933,528	-	(445,530)	(111,000)	733,000		622,000

Fair value of common stock issued for services	-	-	4,814,000	-	-	-	1,204,000		1,204,000

Fair value of common shares issued to officer	-	-	27,091,000	3,000	-	-	6,769,000		6,772,000

Net Loss	-	-	-	-	-	-	-	(8,702,000)	(8,702,000)

Balance, December 31, 2019			90,347,526	9,000	-	-	16,447,000	(19,794,000)	(3,338,000)

Net proceeds from sale of common stock			4,275,665	1,000	-	-	682,000		683,000

Fair value of common stock issued for services	-	-	125,000	-	-	-	31,000		31,000

Common shares issued on conversion of convertible notes			1,222,544	-	-	-	275,000		275,000

Net Income	-	-	-	-	-	-	-	485,000	485,000
Balance, December 31, 2020	-	$-	95,970,735	$10,000	-	$-	$17,435,000	$(19,309,000)	$(1,864,000)

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2020	2019
Cash Flows from Operating Activities
Net Income (Loss)	$485,000	$(8,702,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	100,000	57,000
Amortization of right of use asset	25,000	54,000
Change in lease liability	(27,000)	(52,000)
Amortization of debt discount	19,000	5,000
Stock issued for services	31,000	1,204,000
Stock issued to officer	-	6,772,000
Provision for inventory reserves	(12,000)	12,000
Accrued interest on convertible notes and loans	21,000
Accrued interest on related party loans	148,000	172,000
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(447,000)	(37,000)
Accounts receivable, related party	(30,000)	-
Inventories	(92,000)	(29,000)
Prepaid expenses and other	(12,000)	(4,000)
Other assets	3,000	-
(Decrease) Increase in:
Accounts payable	169,000	59,000
Accrued expenses	6,000	31,000
Accrued payroll to an officer	130,000	156,000
Customer advanced payments	14,000	(13,000)
Net cash provided by (used in) operating activities	531,000	(315,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,303,000)	(101,000)
Net cash used in investing activities	(1,303,000)	(101,000)

Cash Flows from Financing Activities
Proceeds from sale of common stock	683,000	622,000
Proceeds from secured convertible note payable	196,000	113,000
Proceeds from loans payable	765,000	280,000
Proceeds from loans payable, related party	408,000	-
Proceeds from line of credit	60,000	-
Payment of line of credit	(11,000)	-
Payment of finance lease	(2,000)	(8,000)
Payment of loans payable	(494,000)	(174,000)
Payments on loans payable, related party	(832,000)	(534,000)
Net cash provided by financing activities	773,000	299,000

Net increase (decrease) in cash and cash equivalents	1,000	(117,000)
Cash and cash equivalents beginning of period	107,000	224,000
Cash and cash equivalents end of period	$108,000	$107,000

Interest paid	$48,000	$15,000
Taxes paid	$-	$-

Non-Cash Financing Activities
Conversion of convertible notes and accrued interest into common shares	$275,000	$-
Recording of right of use asset and lease liability upon adoption of new lease accounting rule on January 1, 2019	$-	$79,000
Property and equipment transferred to right of use assets	$-	$14,000

The accompanying notes are integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1 – BASIS OF PRESENTATION

History and Organization

US Lighting Group, Inc. (the Company) was founded in 2013 in accordance with the laws of Wyoming and is located in Euclid, Ohio. On July 13, 2016 (“Closing”), the Luxurious Travel Corp. acquired all of the issued and outstanding capital stock of the Company and changed its name to US Lighting Group, Inc.

Overview of Business

The Company designs and manufactures commercial LED lighting. Intellitronix Corporation (“Intellitronix”), our wholly owned subsidiary, is a manufacturer of automotive aftermarket and original equipment manufacturer (OEM) electronics.

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

Through the date that these financial statements were issued, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date, and the Company continues to generate cash flows to meet its short-term liquidity needs, and it expects to maintain access to the capital markets. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2020, the Company realized a net income of $485,000, and cash provided by operating activities was $531,000, compared to cash used in operating activities of $315,000 in the prior year period. At December 31, 2020, current assets improved by $594,000, and current non-related party liabilities decreased by $224,000, as compared to the prior year period. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued.

At December 31, 2020, the Company had cash on hand in the amount of $108,000. Management estimates that the current funds on hand will be sufficient to continue operations through March 31, 2021. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our stockholders, in the case or equity financing.

In conjunction with the Company’s capital raising efforts, management is working to improve its cash flows by increasing its private label manufacturing opportunities for high volume and low overhead production orders, and managing its operating expenses to support planned revenue growth. However, no assurance can be given that these efforts will be successful.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Intellitronix Corp. Intercompany transactions and balances have been eliminated in consolidation.

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

Warrants to acquire 20,000 shares of common stock have been excluded from the calculation of weighted average common shares outstanding at December 31, 2020, as their effect would have been anti-dilutive. Warrants to acquire 5,814,000 shares of common stock, and 473,808 shares of common stock issuable under convertible note agreements, have been excluded from the calculation of weighted average common shares outstanding at December 31, 2019, as their effect would have been anti-dilutive.

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

Segment Reporting

The Company operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

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

In the following table, revenue is disaggregated by major product line for the year ended 2020:

Sales Channels	LED digital gauges and automotive electronics and accessories	LED lighting tubes and bulbs	Total
Resellers/retail	$-	$43,000	$43,000
Business to business	2,338,000		2,338,000
Direct to consumer	1,635,000	-	1,635,000
Total	$3,973,000	$43,000	$4,016,000

In the following table, revenue is disaggregated by major product line for the year ended 2019:

Sales Channels	LED digital gauges and automotive electronics and accessories	LED lighting tubes and bulbs	Total
Resellers/retail	$-	$13,000	$13,000
Business to business	1,469,000		1,469,000
Direct to consumer/online	1,165,000	-	1,165,000
Total	$2,634,000	$13,000	$2,647,000

Products sold by the Company are distinct individual products. The products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them. A significant amount of the Company’s sales are received through several eBay web-commerce websites, which requires customer payment at time of order placement. Customer advanced payments were $29,000 and $15,000 at December 31, 2020 and 2019, respectively, and are recorded as a liability on the consolidated balance sheets.

The Company does offer a 30-day return policy from the date of shipment. The Company also provides a limited lifetime warranty on its products. Due to a limited history of returns, the Company does not maintain a warranty reserve.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with remaining maturities of three months or less at the date of purchase. Cash equivalents include funds held in PayPal accounts.

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

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At December 31, 2020, and December 31, 2019, the Company determined that no allowance for doubtful accounts was necessary.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. The Company’s inventories consist almost entirely of finished goods as of December 31, 2020 and 2019.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At December 31, 2020 and December 31, 2019, the reserve for excess and obsolete inventory was $0 and $12,000, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

Building	40 years
Building improvements	7 years
Vehicles	5 years
Production equipment	5 years
Office equipment	3 years
Furniture and fixtures	7 years

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company did not record an impairment loss for the years ended December 31, 2020 and 2019.

Product Development Costs

Product development costs are expensed in the period incurred. The costs primarily consist of prototype and testing costs. Product development costs were $236,000 and $230,000 for the year ended December 31, 2020 and 2019, respectively.

Shipping and Handling Costs

The Company’s shipping and handling costs relating to inbound freight are reported as cost of goods sold in the consolidated Statements of Operations, while shipping and handling costs relating to outbound freight are reported as selling, general and administrative expenses in the consolidated statements of operations. The Company classifies amounts billed to customers for shipping fees as revenues.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2020 and 2019.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising costs were $24,000 and $29,000 for the year ended December 31, 2020 and 2019, respectively.

Concentration Risks

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. During the years ended December 31, 2020 and 2019, the Company had cash deposits that exceeded the federally insured limit of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

Sales. During the year ended December 31, 2020, the Company’s two largest customers accounted for 15% and 14% of sales, respectively. During the year ended December 31, 2019, the Company’s largest customer accounted for 15% of sales. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of December 31, 2020, the Company had accounts receivable from two customers which comprised 30%, and 26% of its gross accounts receivable, respectively. As of December 31, 2019, the Company had accounts receivable from four customers which comprised 25%, 22%, 14%, and 11% of its gross accounts receivable, respectively.

Purchases from vendors. During the year ended December 31, 2020, the Company’s two largest material vendors accounted for approximately 18% and 14% of all purchases, respectively. The Company sourced 55% of its raw materials from its vendors in China. During the year ended December 31, 2019, the Company’s largest materials vendor accounted for approximately 19% of all purchases. The Company sourced 47% of its raw materials from its vendors in China. No other vendor exceeded 10% of all purchases in either periods.

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

The carrying amounts of financial instruments such as cash, accounts receivable, inventories, accounts payable and accrued liabilities, accrued payroll liabilities, and advanced customer deposits, approximate the related fair values due to the short-term maturities of these instruments. The carrying values of notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2020 and 2019:

	2020	2019
Building and improvements	$645,000	$-
Land	96,000	-
Vehicles	411,000	345,000
Production equipment	630,000	224,000
Office equipment	35,000	28,000
Furniture and fixtures	48,000	25,000
	1,865,000	622,000
Less: accumulated depreciation and amortization	(446,000)	(406,000)
Property and equipment, net	$1,419,000	$216,000

On April 24, 2020, the Company purchased land, building, and improvements for $741,000, and moved its operations to Euclid, Ohio, in June 2020 (see Note 7). During the year ended December 31, 2020, the Company disposed of $57,000 of fully depreciated property and equipment. Depreciation expense for the years ended December 31, 2020 and 2019 was $100,000 and $57,000, respectively.

NOTE 4 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s President voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s President was $442,000 and $312,000 as of December 31, 2020 and 2019, respectively.

NOTE 5 – LINE OF CREDIT

On April 28, 2020, the Company obtained a $50,000 unsecured line of credit from Keybank. The line of credit carries an interest rate of 3.25% per annum. The balance outstanding on the line of credit was $49,000 at December 31, 2020.

NOTE 6 – LEASE PAYABLE

The Company adopted ASU 2016-02, Leases, effective January 1, 2019. The standard requires a lessee to record a Right of Use (ROU) asset and a corresponding lease liability at the inception of the lease, initially measured at the present value of the lease payments. As a result, we recorded ROU assets aggregating $79,000 as of January 1, 2019. That amount consists of a lease on the Company’s former Eastlake, Ohio office, and existing capitalized leases reclassified to ROU assets of $14,000.

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the year ended December 31, 2019, the Company reflected amortization of ROU asset of $54,000 related to these leases, resulting in a net asset balance of $25,000 as of December 31, 2019. During the year ended December 31, 2020, the leases terminated, and the Company reflected the remaining amortization of ROU asset of $25,000, leaving no remaining balance at December 31, 2020.

On January 1, 2019, liabilities recorded under finance leases and operating leases were $10,000 and $78,000, respectively. During the year ended December 31, 2019, the Company made payments of $8,000 towards finance lease liability and $52,000 towards its operating lease liability. As of December 31, 2019, liability under finance lease amounted to $2,000 and liability under operating lease amounted to $27,000, which were reflected as current due, under finance leases and operating leases. During the year ended December 31, 2020, the Company made its remaining payments of $2,000 towards its finance lease liability and $27,000 towards its operating lease liability.

The weighted average discount rate for the operating lease was 4.0% and 10.10% for the finance lease.

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at December 31, 2020 and 2019:

	2020	2019
Loan payable to officers/shareholders (a)	$2,130,000	$2,738,000
Loan payable to related party (b)	125,000	125,000
Loan payable to related party – past due (c)	34,000	32,000
Loan payable to related party – (d)	330,000	-
Total loans payable to related parties	2,619,000	2,895,000
Loans payable to related parties, current portion	(2,619,000)	(1,662,000)
Loans payable to related parties, net of current portion	$-	$1,233,000

a.	On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s President and shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matures in December 2021, requires monthly payments of $74,000, carries an interest rate of 6.25%, and is secured by the assets of Intellitronix Corporation. The loan balance on December 31, 2018, including accrued interest, was $3,095,000. During the year ended December 31, 2019, the Company accrued interest of $172,000 and made principal loan payments of $529,000, leaving a balance outstanding of $2,738,000 at December 31, 2019. During the year ended December 31, 2020, the Company accrued interest of $131,000 and made principal loan payments of $739,000, leaving a balance outstanding of $2,130,000 at December 31, 2020.

b.	During the year ended December 31, 2017, the Company’s President and shareholder, contributed $125,000 of working capital to the Company. The contributed working capital balance were converted into a loan with no interest rate, and due on demand. The loan balance was $125,000 on both December 31, 2020 and 2019.

c.	In July 2016, the Company assumed an obligation of Solei Systems, Inc, an entity owned by the Company’s President and shareholder. The Company agreed to enter into a note agreement with Huntington National Bank for $60,000. The loan has an interest rate of 6.00% and requires a monthly payment of $1,000. The loan balance on December 31, 2018 was $37,000. During the year ended December 31, 2019, the Company made loan payments of $5,000, leaving a balance outstanding of $32,000 at December 31, 2019. During the year ended December 31, 2020, the Company accrued interest of $2,000, leaving a balance outstanding of $34,000 at December 31, 2020. At December 31, 2020, the loan was past due, and was paid in full in February 2021.

d.	On April 24, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with the Company’s President and shareholder, Paul Spivak (the “Lender”), pursuant to which the Company borrowed $408,000 from the Lender. The Loan has a term of twelve months and carries an interest rate of 6.00%. The Company used the net proceeds from the Loan to acquire the facility described in Note 3. During the year ended December 31, 2020, the Company accrued interest of $15,000, and made principal payments totaling $93,000, leaving a balance outstanding of $330,000 at December 31, 2020.

NOTE 8 – LOANS PAYABLE

Loan payable consisted of the following as of December 31, 2020 and 2019:

	2020	2019
SBA PPP Loan (a)	$-	$-
PayPal Working Capital Loan, net of discount (b)	38,000	152,000
PayPal Working Capital Loan, net of discount (c)	14,000	59,000
Secured promissory note (d)	86,000	-
Secured promissory note (e)	265,000	-
Vehicle loans (f)	131,000	85,000
Equipment loan (g)	16,000	-
Equipment loan (h)	17,000	-
Loan discount	(8,000)	(27,000)
Total loans payable	559,000	269,000
Loans payable, current portion	(163,000)	(203,000)
Loans payable, net of current portion	$396,000	$66,000

a.	On April 10, 2020, the Company was granted a loan (the “PPP loan”) from Key Bank in the aggregate amount of $195,000 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated April 10, 2020, matures on April 10, 2022, bears interest at a rate of 1% per annum, is unsecured and guaranteed by the U.S. Small Business Administration (SBA). Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. On December [ ], 2020, the SBA forgave the loan balance, and the Company recorded the $195,000 as SBA PPP loan forgiveness included in other income and expenses in the consolidated statements of operations.

b.	On August 12, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $216,000. The Company received net proceeds of $200,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $11,000 every 90-day period. During the year ended December 31, 2019, the Company made principal payments of $64,000, leaving a total of $152,000 owed at December 31, 2019. During the year ended December 31, 2020, the Company made principal payments of $114,000, leaving a total of $38,000 owed at December 31, 2020.

c.	On November 25, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $66,000. The Company received net proceeds of $50,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $3,300 every 90-day period. During the year ended December 31, 2019, the Company made principal payments of $7,000, leaving a total of $59,000 owed at December 31, 2019. During the year ended December 31, 2020, the Company made principal payments of $45,000, leaving a total of $14,000 owed at December 31, 2020.

d.	On March 12, 2020, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 32.09% per annum and due on September 12, 2021. The loan requires minimum monthly principal and interest payments of $11,000 and is secured by the Company’s assets and future sales and is personally guaranteed by the Company’s CEO. During the year ended December 31, 2020, the Company made principal payments of $64,000, leaving a total of $86,000 owed at December 31, 2020.

e.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s Chief Executive Officer and secured by the Company’s real estate. During the year ended December 31, 2020, the Company made principal payments of $1,000, leaving a total of $265,000 owed at December 31, 2020.

f.	The Company purchases vehicles for its Chief Executive Officer and for research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance was $74,000 at December 31, 2018. During the year ended December 31, 2019, the Company purchased an automobile for $30,000, with loan terms of 72 months and an interest rate of 10.99% per annum, and made aggregate payments of $19,000, leaving an aggregate loan balance on three vehicles of $85,000 at December 31, 2019. During the year ended December 31, 2020, the Company purchased two vehicles for $50,000 and $69,000, respectively, and entered loans ranging from 60 to 144 months, with interest rates per annum of 0% to 5.24%, and made total payments of $73,000, leaving an aggregate loan balance on three vehicles of $131,000 at December 31, 2020.

g.	On August 3, 2020, the Company entered into a $18,000 term loan with Leaf Capital related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 8.48% per annum, and is secured by the production equipment. During the year ended December 31, 2020, the Company made principal payments of $2,000, leaving a total of $16,000 owed at December 31, 2020.

h.	On November 29, 2020, the Company entered into a $17,000 term loan with CIT Bank related to the purchase of software for its production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 13.18% per annum, and is personally guaranteed by the Company’s CEO. The loan balance was $17,000 at December 31, 2020.

The aggregate amount of the loan fees recorded in 2019, related to PayPal Working Capital Loans, was $32,000 and was recorded as a valuation discount to be amortized over the life of the PayPal Working Capital Loans. During the year ended December 31, 2019, amortization of valuation discount of $5,000 was recorded as an interest cost, leaving a $27,000 remaining unamortized balance of the valuation discount at December 31, 2019. During the year ended December 31, 2020, amortization of valuation discount of $19,000 was recorded as an interest cost, leaving a $8,000 remaining unamortized balance of the valuation discount at December 31, 2020.

NOTE 9 – CONVERTIBLE SECURED NOTES PAYABLE

The Company issued convertible secured debentures (“Convertible Notes”) to accredited investors with interest at 10% per annum, a term of eighteen months, and secured by all of the assets of the Company and its subsidiaries. The Convertible Notes provide a conversion right, in which the principal amount of the Convertible Notes, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at $0.25 per share. During the year ended December 31, 2019, the Company received proceeds of $113,000 on the issuance of Convertible Notes, leaving an aggregate balance owed of $113,000 at December 31, 2019. During the year ended December 31, 2020, the Company received proceeds of $196,000 on the issuance of Convertible Notes, accrued additional interest of $21,000, and converted $275,000 of principal and interest into shares of the Company’s common stock, leaving a total of $55,000 owed at December 31, 2020. As of December 31, 2020, the Convertible Notes were convertible into 220,000 shares of common stock.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the years ended December 31, 2020 and 2019, the Company received proceeds of $683,000 and $622,000 on the sale of 4,275,665 and 2,487,998 shares of common stock, at an average price of $0.16 and $0.25 per share, respectively, as part of its Regulation D offerings.

Common shares issued for services

The Company entered into various consulting agreements with third parties (“Consultants”) pursuant to which these Consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis, and sales and marketing activities. In addition, the Company issues its employees common shares to reward performance. During the year ended December 31, 2020 and 2019, the Company issued 125,000 and 4,814,000 shares of common stock to these consultants and employees, with a fair value of $31,000 and $1,204,000 at the date of grant, respectively, which was recognized as compensation cost and included in selling, general and administrative expenses.

Common shares issued to an officer

On December 23, 2019, the Company issued Paul Spivak, the Company’s President and a shareholder, 27,091,000 shares of Company common stock, with a fair value of $6,772,000, or $0.25 per shares, which was recognized as compensation cost.

Common shares issued on conversion of convertible notes

During the year ended December 31, 2020, the Company issued 1,222,544 shares of the Company common stock on the conversion of principal and accrued interest of $275,000 on its convertible notes payable.

Summary of Warrants

A summary of warrants for the years ended December 31, 2020 and 2019, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2018	15,301,354	0.50
Warrants granted	150,000	0.50
Warrants exercised	-	-
Warrants expired or forfeited	(9,637,354)	0.50
Balance outstanding, December 31, 2019	5,814,000	0.50
Warrants granted	20,000	0.25
Warrants exercised	-	-
Warrants expired or forfeited	(5,814,000)	0.50
Balance outstanding, December 31, 2020	20,000	$0.25
Balance exercisable, December 31, 2020	20,000	$0.25

Information relating to outstanding warrants at December 31, 2020, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.25	20,000	0.69	$0.25	20,000	$0.25

In conjunction with the sale of a portion of the common shares issued as part of its Regulation D offering discussed above, the Company issued eighteen-month warrants to purchase shares of common stock at an exercise price of $0.50 and $0.25. During the year ended December 31, 2020, the Company issued warrants to purchase 20,000 shares of common stock at an exercise price of $0.25. During the year ended December 31, 2019, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.50.

The weighted-average remaining contractual life of warrants outstanding and exercisable at December 31, 2020 was 0.69 years. The outstanding and exercisable warrants at no intrinsic value at December 31, 2020.

NOTE 11 – INCOME TAXES

At December 31, 2020, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $5,800,000 for Federal and state purposes. The carryforwards expire in various amounts through 2040. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit. Section 382 generally limits the use of NOLs and credits following an ownership change, which occurs when one or more 5 percent shareholders increase their ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period” (generally three years).

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2020 and 2019, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2020, and 2019, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2017 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2020	December 31, 2019
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance	27.00%	27.00%

Income taxes at effective tax rate	-%	-%

The components of deferred taxes consist of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Net operating loss carryforwards	$1,430,000	$1,922,000
Less: Valuation allowance	(1,430,000)	(1,922,000)

Net deferred tax assets	$-	$-

NOTE 12 – LEGAL PROCEEDINGS

Intellitronix Corporation is a defendant in a lawsuit filed by Michael A. Kunzman & Associates, Inc. for alleged nonpayment of manufacturer’s representation commissions. The lawsuit was filed on August 24, 2020 and is currently pending in the Circuit Court for Oakland County, Michigan. Intellitronix Corporation denies the allegations and intends to assert, upon leave of Court, a counterclaim to recover its damages.

NOTE 13 – RELATED PARTY TRANSACTION

On July 1, 2020, the Company entered a twenty-four (24) month commercial lease agreement with MigMarine Corporation for $5,000 per month. MigMarine Corporation is owned by Paul Spivak, the Company’s President. The Company recorded lease income of $30,000 during the year ended December 31, 2020, and as of December 31, 2020, $30,000 is included in accounts receivable, related party on the consolidated balance sheet.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the Company received proceeds of $146,000 on the sale of 975,000 shares of common stock, at an average price of $0.15 per share, as part of its Regulation D offering.

Subsequent to December 31, 2020, the Company created a new subsidiary on January 11, 2021 called Cortes Campers, LLC, domiciled in Wyoming. Cortes was created to market tow behind travel trailers for the recreational vehicle market and has had no sales as of the date of this report. Cortes is 99% owned by the Company and 1% owned by Paul Spivak, the Company’s CEO.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 24, 2020, Weinberg & Company, PA (“Weinberg”) resigned as the Company’s independent registered public accounting firm, and on December 30, 2020, the Company’s Board of Directors approved the engagement of BF Borgers CPA, PC, Lakewood, CO (“BF Borgers”), as its new independent registered public accounting firm.

During the fiscal years ended December 31, 2019 and 2018, and the subsequent interim periods through December 24, 2020, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Weinberg or reportable events as described under Item 304(a)(1)(v) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement , if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2020, are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weaknesses in our internal control over financial reporting were identified by management as of December 31, 2020:

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended December 31, 2020, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of controls to account for leases as a result of ASU 2016-02. The modified controls have been designed to address risks associated with accounting for leases and liabilities and the related income and expenses under ASC 842.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 and identified the material weaknesses described above.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names, positions and ages of our current executive officers and directors. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Title
Paul Spivak (a)	61	President and Chief Executive Officer

Steven E. Eisenberg (b)	62	Chief Financial Officer

(a)	Appointed effective July 13, 2016.
(b)	Appointed effective December 30, 2020.

Paul Spivak, President and Chief Executive Officer

Mr. Spivak is an innovative entrepreneur, design engineer, inventor, and patent holder with over 30 years of experience in creating new high technology products and successfully developing four profitable startup companies. Initially designing electronic surveillance equipment for IBM, Motorola, and Westinghouse, he ultimately left his day job to pursue his own business ventures, inventions, and patents. Mr. Spivak has an extensive list of patents and patents pending and has several patents in the areas of GPS speedometer, LED Tanning, Spray Tanning, LED Technologies and Automotive Aftermarket Technologies. His engineering and design specialties include microprocessor-controlled product development, printed circuit board design, analog and digital circuitry, and LED technology. His innovations and entrepreneurial spirit have led him to successfully develop 4 start-up companies in the electronics industry, including Cyberdyne, Magic Tan (currently known as Sunless Inc.) and Intellitronix Corporation. Mr. Spivak’s education includes a Bachelor of Science in Electrical Engineering from Penn State University, Penn College of Technology. Mr. Spivak resides in Cleveland, Ohio. He is an avid world traveler and enjoys boating and reading history.

Steven E. Eisenberg, Chief Financial Officer

Mr. Eisenberg is a corporate financial leader with over 25 years of executive financial experience. These roles have included Chief Financial Officer, Vice President of Finance and Human Resources, Corporate Controller, as well as a Senior Internal Auditor for a Fortune 500 company. As CFO, he has significantly improved net income through process improvements, tax savings, vendor and customer contract renegotiations and plant consolidations. In addition, Mr. Eisenberg has performed due diligence, arranged financing, and integrated strategic acquisitions which have significantly increased sales and profits. Mr. Eisenberg holds an MBA in Finance from The Ohio State University and a Bachelor of Science in Finance from The University of Maryland. He has also taught Accounting and Statistical courses at Cuyahoga Community College and Cleveland State University in Cleveland. Mr. Eisenberg also holds an active CPA and CIA designations.

Family Relationships

No family relationships exist between any of our executive officers or directors.

Director Independence

Our Board of Directors is currently composed of one member, Paul Spivak, the Company’s Chief Executive Officer, who would not be considered as an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market. We are not required to have any independent members of the Board of Directors.

The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, an employee and that neither the director, nor any of his/ her family members has engaged in various types of business dealings with us.

Board Committees

The Board of Directors has no standing committees. However, we intend to implement a comprehensive corporate governance program, including establishing various board committees and adopting a Code of Ethics in the future. The Company is currently seeking to secure Directors and Officers insurance.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. During fiscal 2020, Mr. Spivak failed to file a Form 3 after their appointments as officers and/or directors, which are the only Section 16(a) filings by our directors, executive officers and 10% stockholders that were delinquent.

Code of Business Conduct and Ethics and Insider Trading Policy

We have not adopted a code of ethics or an insider trading policy. We expect that we will adopt a code of business conduct and ethics and an insider trading policy that apply to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics and such insider trading policy available on our website at www.genalphainc.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2020 and 2019.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Paul Spivak, CEO	2020	156,000	(1)	-	-	156,000
	2019	150,000	(1)	6,772,750	-	6,922,750

(1)	This amount was accrued and unpaid as of December 31, 2020 and 2019.
(2)	On December 23, 2019, Mr. Spivak was granted 27,091,000 shares of US Lighting Group, Inc. common stock valued at $0.25 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock by:

●	each person who is known by us to be the beneficial owner of five percent (5%) or more of our common stock;

●	our executive officers, and each director as identified in the “Management — Executive Compensation” section; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of March 19, 2021.

(a) Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Outstanding
Common Stock	None

(b) Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Outstanding
Common Stock	Paul Spivak 1148 E. 222nd Street, Euclid, OH 44117	50,000,479 shares CEO	51.58%

(b) Changes in Control

None.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are employment contracts with employees but no compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person’s responsibilities following such a change in control.

The January 2, 2017, the Company entered into an Employment Agreement with Paul Spivak, that outlines Mr. Spivak’s retention as President and CEO of the Company in exchange for an annual salary of $150,000, with allowances for bonuses and the issuance of the Company’s common stock. On July 1, 2020, the Company amended the Employment Agreement to increase Mr Spivak’s annual salary to $156,000.

Compensation Committee Interlocks and Insider Participation

Our board of directors in our entirety acts as the compensation committee for the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, stockholders or any members of the immediate family of any of the foregoing had or are to have a direct or indirect material interest.

Paul Spivak

Beginning in January 2018, the Company’s President voluntarily elected to defer a portion of his employment compensation. The balance of the compensation owed to the Company’s President was $422,000 and $312,000 as of December 30, 2020 and December 31, 2019, respectively.

On July 1, 2020, the Company entered a twenty-four (24) month commercial lease agreement with MigMarine Corporation for $5,000 per month. MigMarine Corporation is owned by Paul Spivak, the Company’s President. The Company recorded lease income of $30,000 during the year ended December 31, 2020, and as of December 31, 2020, $30,000 is included in accounts receivable on the accompanying consolidated balance sheet.

On December 23, 2019, the Company issued Paul Spivak, the Company’s President and a shareholder, 27,091,000 shares of Company common stock, with a fair value of $6,772,000, or $0.25 per shares, which was recognized as compensation cost.

Loans payable to Paul Spivak, or affiliated with Paul Spivak, consist of the following at December 31, 2020 and 2019:

	2020	2019
Loan payable to officers/shareholders (a)	$2,130,000	$2,738,000
Loan payable to related party (b)	125,000	125,000
Loan payable to related party – past due (c)	34,000	32,000
Loan payable to related party – (d)	330,000	-
Total loans payable to related parties	2,619,000	2,895,000
Loans payable to related parties, current portion	(2,619,000)	(1,662,000)
Loans payable to related parties, net of current portion	$-	$1,233,000

a.	On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s President and shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matures in December 2021, requires monthly payments of $74,000, carries an interest rate of 6.25%, and is secured by the assets of Intellitronix Corporation. The loan balance on December 31, 2018, including accrued interest, was $3,095,000. During the year ended December 31, 2019, the Company accrued interest of $172,000 and made principal loan payments of $529,000, leaving a balance outstanding of $2,738,000 at December 31, 2019. During the year ended December 31, 2020, the Company accrued interest of $131,000 and made principal loan payments of $739,000, leaving a balance outstanding of $2,130,000 at December 31, 2020.

b.	During the year ended December 31, 2017, the Company’s President and shareholder, contributed $125,000 of working capital to the Company. The contributed working capital balance were converted into a loan with no interest rate, and due on demand. The loan balance was $125,000 on both December 31, 2020 and 2019.

c.	In July 2016, the Company assumed an obligation of Solei Systems, Inc, an entity owned by the Company’s President and shareholder. The Company agreed to enter into a note agreement with Huntington National Bank for $60,000. The loan has an interest rate of 6.00% and requires a monthly payment of $1,000. The loan balance on December 31, 2018 was $37,000. During the year ended December 31, 2019, the Company made loan payments of $5,000, leaving a balance outstanding of $32,000 at December 31, 2019. During the year ended December 31, 2020, the Company accrued interest of $2,000, leaving a balance outstanding of $34,000 at December 31, 2020. In February 2021, the loan was repaid in full.

d.	On April 24, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with the Company’s President and shareholder, Paul Spivak (the “Lender”), pursuant to which the Company borrowed $408,000 from the Lender. The Loan has a term of twelve months and carries an interest rate of 6.00%. The Company used the net proceeds from the Loan to acquire the facility described in Note 3. During the year ended December 31, 2020, the Company accrued interest of $15,000, and made principal payments totaling $93,000, leaving a balance outstanding of $330,000 at December 31, 2020.

Compensation of Directors

No compensation was paid to Directors during the years ended December 31, 2020 and 2019.

Limitation on Liability and Indemnification

To the fullest extent permitted by the laws of the State of Florida, and our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his/her position, if he/she acted in good faith and in a manner he/she reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he/she is to be indemnified, we must indemnify him/her against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

Equity Compensation Plan Information

US Lighting Group Corporation issues stock bonuses to Company employees from time-to-time based on the CEO’s recommendations. The Company does not currently offer a Stock Option or Award Plan for its employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to us for professional services rendered by our independent registered public accounting firm, for the years ended December 31, 2020 and 2019:

Fees	2020	2019
Weinberg & Company, CPAs

Audit fees	$109,000	$129,000
Audit Related Fees
Tax fees	13,000	36,000
All other fees

Total Fees	$122,000	$164,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

Tax Fees. Weinberg & Company, CPAs did provide us with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS.

(a)	Financial Statements:

All financial statements as set forth under Item 13 of this Form 10.

(b)	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement dated May 26, 2016. Incorporated by reference to Exhibit 2.1 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.**

2.2

Acquisition Agreement dated December 16, 2016 with Intellitronix Corp. Incorporated by reference to Exhibit 2.2 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.**

3.1	Articles of Incorporation for US Lighting Group, Inc. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.**

3.2	Articles of Incorporation for Intellitronix Corp. Incorporated by reference to Exhibit 3.2 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.**

3.3

Articles of Amendment filed with the State of Florida on August 9, 2016. Incorporated by reference to Exhibit 3.3 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.**

3.4	Bylaws for US Lighting Group, Inc. Incorporated by reference to Exhibit 3.4 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.**

10.1

Employment Agreement with Paul Spivak dated January 2, 2017. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.**

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from US Lighting Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan
*	Filed herewith
**	Previously Filed

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US LIGHTING GROUP, INC.

Date: March 24, 2021	By:	/s/ PAUL SPIVAK
Paul Spivak
Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2021	By:	/s/ STEVEN E. EISENBERG
Steven E. Eisenberg
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)