Form 10-Q
period 2021-03-31
U.S. Lighting Group, Inc.
filed 2021-05-05
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55689

US LIGHTING GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	46-3556776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding as of April 30, 2021 was 97,617,735.

US LIGHTING GROUP, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$109,000	$108,000
Accounts receivable	160,000	541,000
Accounts receivable, related party	-	30,000
Inventories, net	245,000	212,000
Prepaid expenses and other current assets	63,000	17,000
Total Current Assets	577,000	908,000

Property and equipment, net	1,514,000	1,419,000
Total Assets	$2,091,000	$2,327,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$312,000	$363,000
Accrued expenses	75,000	75,000
Accrued payroll to an officer	481,000	442,000
Customer advance payments	84,000	29,000
Line of credit	35,000	49,000
Convertible notes payable	57,000	55,000
Loans payable, current portion, net of discount of $3,000 and $8,000, respectively	159,000	163,000
Loans payable, related party – current portion	2,265,000	2,619,000
Total Current Liabilities	3,468,000	3,795,000

Loans payable, net of current portion	485,000	396,000
Total Liabilities	3,953,000	4,191,000

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 96,975,735 and 95,970,735 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	10,000	10,000
Additional paid-in-capital	17,585,000	17,435,000
Accumulated deficit	(19,457,000)	(19,309,000)
Total Shareholders’ Deficit	(1,862,000)	(1,864,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,091,000	$2,327,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2021	2020
Sales	$944,000	$756,000
Cost of goods sold	406,000	226,000
Gross profit	538,000	530,000

Operating expenses
Selling, general and administrative expenses	562,000	521,000
Product development costs	84,000	95,000
Total operating expenses	646,000	616,000

Loss from operations	(108,000)	(86,000)

Other income (expense)
Lease income, related party	15,000	-
Gain on extinguishment of debt, related party	9,000	-
Interest expense, related party	(35,000)	(33,000)
Interest expense	(29,000)	(10,000)
Total other expense	(40,000)	(43,000)

Net Loss	$(148,000)	$(129,000)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)
DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED – AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	96,454,679	90,431,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

US LIGHTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three months ended March 31, 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	-	$-	95,970,735	$10,000	$17,435,000	$(19,309,000)	$(1,864,000)

Net proceeds from sale of common stock	-	-	1,005,000	-	150,000	-	150,000

Net Loss	-	-	-	-	-	(148,000)	(148,000)

Balance, March 31, 2021	-	$-	96,975,735	$10,000	$17,585,000	$(19,457,000)	$(1,862,000)

Three months ended March 31, 2020

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	-	$-	90,347,526	$9,000	$16,447,000	$(19,794,000)	$(3,338,000)

Net proceeds from sale of common stock	-	-	200,000	1,000	49,000	-	50,000

Net Loss	-	-	-	-	-	(129,000)	(129,000)

Balance, March 31, 2020	-	$-	90,547,526	$10,000	$16,496,000	$(19,923,000)	$(3,417,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31
	2021	2020
Cash Flows from Operating Activities
Net Loss	$(148,000)	$(129,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	46,000	13,000
Amortization of right of use asset	-	13,000
Amortization of debt discount	5,000	6,000
Gain on extinguishment of debt	(9,000)	-
Provision for inventory reserves	-	(1,000)
Accrued interest on loans	2,000	3,000
Accrued interest on related party loans	36,000	33,000
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	381,000	12,000
Inventories	(33,000)	(20,000)
Prepaid expenses and other	(46,000)	(41,000)
(Decrease) Increase in:
Accounts payable	(51,000)	25,000
Accrued expenses	-	(14,000)
Accrued payroll to an officer	39,000	13,000
Change in lease liability	-	(10,000)
Customer advanced payments	55,000	40,000
Net cash provided by (used in) operating activities	277,000	(57,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(141,000)	(2,000)
Net cash used in investing activities	(141,000)	(2,000)

Cash Flows from Financing Activities
Proceeds from sale of common stock	150,000	50,000
Proceeds from secured convertible note payable	-	88,000
Proceeds from loans payable	125,000	150,000
Payment of loans payable	(45,000)	(71,000)
Payments of line of credit	(14,000)	-
Payment of finance lease	-	(4,000)
Proceeds from notes payable related party	-	40,000
Payments on notes payable related party	(351,000)	(94,000)
Net cash provided by (used in) financing activities	(135,000)	159,000

Net increase in cash and cash equivalents	1,000	100,000
Cash and cash equivalents beginning of period	108,000	107,000
Cash and cash equivalents end of period	$109,000	$207,000

Supplemental Cash Flow Information
Interest paid	$16,000	$5,000
Taxes paid	$-	$-

Non-cash Financing Activities
Offset accounts receivable, related party with notes payable, related party	$30,000	$-

The accompanying notes are integral part of these condensed consolidated financial statements.

US LIGHTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND LIQUIDITY

The accompanying interim condensed financial statements of the Company are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at March 31, 2021, the results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The balance sheet as of December 31, 2020 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 24, 2021.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

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

During the three months ended March 31, 2021, the Company realized a net loss of $148,000, and cash provided by operating activities was $277,000, compared to cash used in operating activities of $57,000 in the prior year period. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued.

At March 31, 2021, the Company had cash on hand in the amount of $109,000. Management estimates that the current funds on hand will be sufficient to continue operations through June 30, 2021. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our stockholders, in the case or equity financing.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Intellitronix Corp. On January 11, 2021, the Company created a new subsidiary called Cortes Campers, LLC, domiciled in Wyoming. Cortes Campers, LLC was created to market tow behind travel trailers for the recreational vehicle market and has had no sales as of the date of this report. Cortes Campers, LLC is 99% owned by the Company and 1% owned by Paul Spivak, the Company’s CEO. Intercompany transactions and balances have been eliminated in consolidation.

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

Warrants to acquire 20,000 shares of common stock, and 226,356 shares of common stock issuable under convertible note agreements, have been excluded from the calculation of weighted average common shares outstanding at March 31, 2021, as their effect would have been anti-dilutive. Warrants to acquire 4,104,000 shares of common stock have been excluded from the calculation of weighted average common shares outstanding at March 31, 2020, as their effect would have been anti-dilutive.

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

In the following table, revenue is disaggregated by major product line for the three months ended March 31, 2021:

Sales Channels	LED digital gauges and automotive electronics and accessories	LED lighting tubes and bulbs	Total
Business to business	$582,000	$-	$582,000
Direct to consumer	360,000	-	360,000
Total	$942,000	$2,000	$944,000

In the following table, revenue is disaggregated by major product line for the three months ended March 31, 2020:

Sales Channels	LED digital gauges and automotive electronics and accessories	LED lighting tubes and bulbs	Total
Business to business	$325,000	$-	$325,000
Direct to consumer	430,000	-	430,000
Total	$755,000	$1,000	$756,000

Products sold by the Company are distinct individual products. The products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them. Most of the Company’s sales are received through several eBay web-commerce websites, which requires customer payment at time of order placement. Customer advanced payments were $84,000 and $29,000 at March 31, 2021 and December 31, 2020, respectively, and are recorded as a liability on the consolidated balance sheets.

The Company does offer a 30-day return policy from the date of shipment. The Company also provides a limited lifetime warranty on its products. Due to a limited history of returns, the Company does not maintain a warranty reserve.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with remaining maturities of three months or less at the date of purchase. Cash equivalents include funds held in a PayPal account.

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

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At March 31, 2021 and December 31, 2020, the Company determined that no allowance for doubtful accounts was necessary.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. The Company’s inventories consist almost entirely of finished goods as of March 31, 2021 and December 31, 2020.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At March 31, 2021 and December 31, 2020, the Company determined that no reserve for excess and obsolete inventory was necessary.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company did not record an impairment loss for the three months ended March 31, 2021 and 2020.

Product Development Costs

Product development costs are expensed in the period incurred. The costs primarily consist of prototype and testing costs. Product development costs for the three months ended March 31, 2021 and 2020, were $84,000 and $95,000, respectively.

Shipping and Handling Costs

The Company’s shipping and handling costs relating to inbound and outbound freight are reported as cost of goods sold in the consolidated Statements of Operations. The Company classifies amounts billed to customers for shipping fees as revenues.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company has recorded a valuation allowance against its deferred tax assets as of March 31, 2021 and December 31, 2020.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising costs were $4,000 and $2,000 for the three months ended March 31, 2021 and 2020, respectively.

Concentrations

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

Sales. During the three months ended March 31, 2021, the Company’s three largest customers accounted for 24%, 22% and 15% of sales. During the three months ended March 31, 2020, three customers accounted for 39%, 15% and 12% of sales. No other customers exceeded 10% of sales in either period.

Accounts receivable. As of March 31, 2021, the Company had accounts receivable from three customers which comprised 27%, 25% and 21% of its gross accounts receivable. As of December 31, 2020, the Company had accounts receivable from two customers which comprised 30%, and 26% of its gross accounts receivable, respectively.

Purchases from vendors. During the three months ended March 31, 2021, the Company’s two largest vendors accounted for approximately 19% and 15% of all purchases. The Company sourced 59% of its raw materials from its vendors in China. During the three months ended March 31, 2020, the Company’s three largest vendors accounted for approximately 16%, 12% and 11% of all purchases. The Company sourced 29% of its raw materials from its vendors in China. No other vendor exceeded 10% of all purchases in either periods.

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

Recently Accounting Pronouncements

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Building and improvements	$651,000	$645,000
Land	96,000	96,000
Vehicles	461,000	411,000
Production equipment	715,000	630,000
Office equipment	35,000	35,000
Furniture and fixtures	48,000	48,000
Total property and equipment cost	2,006,000	1,865,000
Less: accumulated depreciation and amortization	(492,000)	(446,000)
Property and equipment, net	$1,514,000	$1,419,000

Depreciation expense for the three months ended March 31, 2021 and 2020 was $46,000 and $13,000, respectively.

NOTE 4 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s President voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s President was $481,000 and $442,000 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 5 – LINE OF CREDIT

On April 28, 2020, the Company obtained a $50,000 unsecured line of credit from KeyBank. The line of credit carries an interest rate of 3.25% per annum. The balance outstanding on the line of credit was $35,000 and $49,000 at March 31, 2021 and December 31, 2020, respectively.

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Loan payable to officers/shareholders (a)	$1,805,000	$2,130,000
Loan payable to related party (b)	125,000	125,000
Loan payable to related party – past due (c)	-	34,000
Loan payable to related party – (d)	335,000	330,000
Total loans payable to related parties	2,265,000	2,619,000
Loans payable to related parties, current portion	(2,265,000)	(2,619,000)
Loans payable to related parties, net of current portion	$-	$-

a.	On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s President and shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matures in December 2021, requires monthly payments of $74,000, carries an interest rate of 6.25%, and is secured by the assets of Intellitronix Corporation. The loan balance on December 31, 2020, including accrued interest, was $2,130,000. During the three months ended March 31, 2021, the Company accrued interest of $31,000 and made principal loan payments of $356,000, leaving a balance outstanding of $1,805,000 at March 31, 2021.

b.

During the year ended December 31, 2017, the Company’s President and shareholder, contributed $125,000 of working capital to the Company. The contributed working capital balance were converted into a loan with no interest rate, and due on demand. The loan balance was $125,000 on both March 31, 2021 and December 31, 2020.

c.	In July 2016, the Company assumed an obligation of Solei Systems, Inc, an entity owned by the Company’s President and shareholder. The Company agreed to enter into a note agreement with Huntington National Bank for $60,000. The loan has an interest rate of 6.00% and requires a monthly payment of $1,000. The loan balance on December 31, 2020 was $34,000. During the three months ended March 31, 2021, the Company and Huntington National Bank agreed to settle the past due loan and interest balance for a total of $25,000, and the Company recorded a gain on extinguishment of debt for $9,000, leaving no balance remaining at March 31, 2021.

d.	On April 24, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with the Company’s President and shareholder, Paul Spivak (the “Lender”), pursuant to which the Company borrowed $408,000 from the Lender. The Loan has a term of twelve months and carries an interest rate of 6.00%. The loan balance on December 31, 2020 was $330,000. During the three months ended March 31, 2021, the Company accrued interest of $5,000, leaving a balance outstanding of $335,000 at March 31, 2021.

NOTE 7 – LOANS PAYABLE

Loan payable consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
PayPal Working Capital Loan, net of discount (a)	$32,000	$38,000
PayPal Working Capital Loan, net of discount (b)	10,000	14,000
Secured promissory note (c)	58,000	86,000
Secured promissory note (d)	265,000	265,000
Vehicle loans (e)	167,000	131,000
Equipment loan (f)	15,000	16,000
Equipment loan (g)	15,000	17,000
Equipment loan (h)	85,000	-
Loan discount	(3,000)	(8,000)
Total loans payable	644,000	559,000
Loans payable, current portion	(159,000)	(163,000)
Loans payable, net of current portion	$485,000	$396,000

a.	On August 12, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $216,000. The Company received net proceeds of $200,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $11,000 every 90-day period. The loan balance on December 31, 2020 was $38,000. During the three months ended March 31, 2021, the Company made principal payments of $6,000, leaving a total of $32,000 owed at March 31, 2021.

b.

On November 25, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $66,000. The Company received net proceeds of $50,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $3,300 every 90-day period. The loan balance on December 31, 2020 was $14,000. During the three months ended March 31, 2021, the Company made principal payments of $4,000, leaving a total of $10,000 owed at March 31, 2021.

c.

On March 12, 2020, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 32.09% per annum and due on September 12, 2021. The loan requires minimum monthly principal and interest payments of $11,000 and is secured by the Company’s assets and future sales and is personally guaranteed by the Company’s CEO. The loan balance on December 31, 2020 was $86,000. During the three months ended March 31, 2021, the Company made principal payments of $28,000, leaving a total of $58,000 owed at March 31, 2021.

d.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s Chief Executive Officer and secured by the Company’s real estate. The loan balance on December 31, 2020 was $265,000. During the three months ended March 31, 2021, the Company made principal payments of less than $1,000, leaving a total of $265,000 owed at March 31, 2021.

e.	The Company purchases vehicles for its Chief Executive Officer and for research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on three vehicles was $131,000 at December 31, 2020, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%. During the three months ended March 31, 2021, the Company purchased a vehicle for $40,000, with a 72 month loan term, and an interest rate of 4.15%, and made total principal payments of $4,000 on its vehicle loans, leaving an aggregate loan balance on four vehicles of $167,000 at March 31, 2021.

f.

On August 3, 2020, the Company entered into a $18,000 term loan with Leaf Capital related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 8.48% per annum, and is secured by the production equipment. The loan balance on December 31, 2020 was $16,000. During the three months ended March 31, 2021, the Company made principal payments of $1,000, leaving a total of $15,000 owed at March 31, 2021.

g.	On November 29, 2020, the Company entered into a $17,000 term loan with CIT Bank related to the purchase of software for its production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 13.18% per annum, and is personally guaranteed by the Company’s CEO. The loan balance was $17,000 at December 31, 2020. During the three months ended March 31, 2021, the Company made principal payments of $2,000, leaving a total of $15,000 owed at March 31, 2021.

h.	On February 22, 2021, the Company entered into a $86,000 term loan with CIT Bank related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 9.96% per annum, and is personally guaranteed by the Company’s CEO. During the three months ended March 31, 2021, the Company made principal payments of $1,000, leaving a total of $85,000 owed at March 31, 2021.

The aggregate amount of the loan fees recorded in 2019, related to PayPal Working Capital Loans, was $32,000 and was recorded as a valuation discount to be amortized over the life of the PayPal Working Capital Loans. The unamortized valuation discount was $8,000 at December 31, 2020. During the three months ended March 31, 2021, amortization of valuation discount of $5,000 was recorded as an interest cost, leaving a $3,000 remaining unamortized balance of the valuation discount at March 31, 2021.

NOTE 8 – CONVERTIBLE SECURED NOTES PAYABLE

The Company issued convertible secured debentures (“Convertible Notes”) to accredited investors with interest at 10% per annum, a term of eighteen months, and secured by all of the assets of the Company and its subsidiaries. The Convertible Notes provide a conversion right, in which the principal amount of the Convertible Notes, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at $0.25 per share. The Convertible Notes balance on December 31, 2020, including accrued interest of $5,000, was $55,000. During the three months ended March 31, 2021, the Company accrued additional interest of $2,000, leaving a total of $57,000 owed at March 31, 2021. As of March 31, 2021, the Convertible Notes were convertible into 226,356 shares of common stock.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the three months ended March 31, 2021 and 2020, the Company received proceeds of $150,000 and $50,000 on the private placement of 1,005,000 and 200,000 shares of common stock, at an average price of $0.15 and $0.25 per share, respectively.

Summary of Warrants

A summary of warrants for the period ended March 31, 2021, is as follows:

	Number of	Weighted Average Exercise
	Warrants	Price
Balance outstanding, December 31, 2020	20,000	0.25
Warrants granted	-	-
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, March 31, 2021	20,000	$0.25
Balance exercisable, March 31, 2021	20,000	$0.25

Information relating to outstanding warrants at March 31, 2021, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.25	20,000	0.44	$0.25	20,000	$0.25

In conjunction with the sale of a portion of the common shares issued as part of its private offering discussed above, the Company issued eighteen-month warrants to purchase shares of common stock at an exercise price of $0.25.

The weighted-average remaining contractual life of warrants outstanding and exercisable at March 31, 2021 was 0.44 years. The outstanding and exercisable warrants at an intrinsic value of $1,000 at March 31, 2021.

NOTE 10 – LEGAL PROCEEDINGS

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

NOTE 11 – SUBSEQUENT EVENTS

US Lighting Group, Inc created a new subsidiary called Fusion X Marine, LLC on April 12, 2021, domiciled in Wyoming, to sell boats and other related products to the recreational marine market. Fusion X Marine is 99% owned by the Company and 1% owned by Paul Spivak, the Company’s CEO.

Subsequent to March 31, 2021, the Company received proceeds of $89,000 on the private placement of 592,000 shares of common stock, at a price of $0.15 per share, and the Company issued 50,000 shares of common stock for services received from a vendor.

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

Recent Accounting Pronouncements

See Note 2 of Notes to the Condensed Consolidated Financial Statements for management’s discussion of recent accounting pronouncements.

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Our revenue, operating expenses, and net loss from operations for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, were as follows:

	For the three months ended March 31,			Percentage Change
	2021	2020	Change	Inc. (Dec.)
Total Sales, net	944,000	756,000	188,000	25%
Total Cost of goods sold	406,000	226,000	180,000	80%
Gross profit	538,000	530,000	8,000	2%

Operating expenses
Selling, general and administrative expenses	562,000	521,000	41,000	8%
Product development costs	84,000	95,000	(11,000)	(12)%
Total operating expenses	646,000	616,000	30,000	5%
Loss from operations	(108,000)	(86,000)	(22,000)	26%
Other expense	(40,000)	(43,000)	3,000	(7)%
Net Loss	$(148,000)	$(129,000)	$(19,000)	15%

Sales

Sales increased by $188,000 (25%) to $944,000 for the three months ended March 31, 2021, compared to $756,000 for the three months ended March 31, 2020. The increase in revenue is attributed to the successful completion of several R&D projects that resulted in increased purchasing activity by OEM and private label customers as well as organic growth of the market share of Intellitronix branded products.

Cost of Goods Sold

Cost of goods sold increased by $180,000 (80%) to $406,000 for the three months ended March 31, 2021, compared to $226,000 for the three months ended March 31, 2020. The increase in costs of goods sold was primarily attributable to increased sales. Gross profit as a percentage of sales decreased to 57% for three months ended March 31, 2021 from 70% for the three months ended March 31, 2020, or 13%, a decrease of 19%. The decline in gross margin is attributed to significant increases in direct material pricing, higher direct labor expense due a very tight labor market and a change in our sales mix from less direct to consumer sales at higher margins to more business to business sales at lower margins.

Operating Expenses

Operating expenses include selling, general and administrative expenses, and product development costs.

Selling, general and administrative expenses increased by 41,000 (8%) to $562,000 for the three months ended March 31, 2021, compared to $521,000 for the three months ended March 31, 2020. The increase in selling, general and administrative expenses is primarily attributable to additional financial and customer support personnel.

Product development costs decreased by 11,000 (12%) to $84,000 for the three months ended March 31, 2021, compared to $95,000 for the three months ended March 31, 2020. The decrease in product development costs is primarily attributable a focus on fewer new products with higher margins.

Loss from Operations

Loss from operations increased to approximately $108,000 during the three months ended March 31, 2021, compared to a loss from operations of $86,000 during the three months ended March 31, 2020. The increase in loss from operations was due to increased gross profit, offset by increased operating expenses, as discussed above.

Other Expense

Other expense for the three months ended March 31, 2021 was $40,000, as compared to other expense of $43,000 for the three months ended March 31, 2020. During the three months ended March 31, 2021, we recorded a gain on extinguishment of debt of $9,000 and sublease income from a related party of $15,000, both of which did not exist during the prior year period. Interest expense for the three months ended March 31, 2021 was $64,000, as compared to $43,000 for the three months ended March 31, 2020.

Net Loss

Net loss was $148,000 during the three months ended March 31, 2020, compared to a net loss of $129,000 for the three months ended March 31, 2020. The increase in net loss was due to increased gross profit, decreased other expenses, offset by increased operating expenses, as discussed above.

Liquidity and Capital Resources

Our working capital deficiency as of March 31, 2020 and December 31, 2020 was as follows:

	As of	As of
	March 31, 2021	December 31, 2020
Current Assets	$577,000	$908,000
Current Liabilities	3,468,000	3,795,000
Net Working Capital Deficiency	$(2,891,000)	$(2,887,000)

The following summarizes our cash flow activity for the three months ended March 31, 2021 and 2020:

Cash Flows

	Three months	Three months
	ended	ended
	March 31, 2021	March 31, 2020
Net cash provided by (used in) Operating Activities	$277,000	$(57,000)
Net cash used in Investing Activities	(141,000)	(2,000)
Net cash provided by (used in) Financing Activities	(135,000)	159,000
Increase in cash during the period	1,000	100,000
Cash, Beginning of Period	108,000	107,000
Cash, End of Period	$109,000	$207,000

At March 31, 2021, we had a working capital deficit of approximately $2.9 million compared to a working capital deficit of $2.9 million at December 31, 2020.

Net cash provided by operating activities for the three months ended March 31, 2021 totaled $277,000, compared to net cash used in operating activities for the three months ended March 31, 2020 of $57,000. The improvement in net cash provided by operating activities for the three months ended March 31, 2021 was primarily due to the decrease in our accounts receivable balance of $381,000, and routine changes in our working capital accounts of $36,000.

Net cash used in investing activities was approximately $141,000 for the three months ended March 31, 2021, compared to $2,000 for the three months ended March 31, 2020. During the three months ended March 31, 2021, the Company purchased production equipment for $86,000, a vehicle for $40,000, and other property and equipment for $15,000. Net cash used in investing activities was approximately $2,000 for three months ended March 31, 2020 and relates to the purchase of office equipment.

Net cash used in financing activities for the three months ended March 31, 2021 was $135,000 and included proceeds of $150,000 received in the private placement of common stock, and $125,000 from proceeds from the issuance of notes payable. These proceeds were offset by the repayment of $45,000 of notes payable, repayment of $14,000 on the line of credit, and repayment of $351,000 of notes payable to a related party. Net cash provided by financing activities for the three months ended March 31, 2020 was $159,000 and included $50,000 of proceeds from the private placement of common stock, $88,000 from the issuance of secured convertible promissory notes, $150,000 in proceeds from loans payable, and $40,000 in proceeds from notes payable to a related party. These proceeds were offset by the payment of $4,000 on a finance lease, repayment of $71,000 of notes payable, and repayment of $94,000 of notes payable to a related party.

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

Loans Payable to Related Parties

On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s President and shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matures in December 2021, requires monthly payments of $74,000, carries an interest rate of 6.25%, and is secured by the assets of Intellitronix Corporation. The loan balance on March 31, 2021 and December 31, 2020, including accrued interest, was $1,805,000 and $2,130,000.

During the year ended December 31, 2017, the Company’s President and shareholder, contributed $125,000 of working capital to the Company. The contributed working capital balance were converted into a loan with no interest rate, and due on demand. The loan balance was $125,000 on both March 31, 2021 and December 31, 2020.

On April 24, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with the Company’s President and shareholder, Paul Spivak (the “Lender”), pursuant to which the Company borrowed $408,000 from the Lender. The Loan has a term of twelve months and carries an interest rate of 6.00%. The loan balance on March 31, 2021 and December 31, 2020, including accrued interest, was $335,000 and $330,000.

Loans Payable

On August 12, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $216,000. The Company received net proceeds of $200,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $11,000 every 90-day period. The loan balance on March 31, 2021 and December 31, 2020, was $32,000 and $38,000, respectively.

On November 25, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $66,000. The Company received net proceeds of $50,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $3,300 every 90-day period. The loan balance on March 31, 2021 and December 31, 2020, was $10,000 and $14,000, respectively.

On March 12, 2020, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 32.09% per annum and due on September 12, 2021. The loan requires minimum monthly principal and interest payments of $11,000 and is secured by the Company’s assets and future sales and is personally guaranteed by the Company’s CEO. The loan balance on March 31, 2021 and December 31, 2020, was $58,000 and $86,000, respectively.

On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s Chief Executive Officer and secured by the Company’s real estate. The loan balance on March 31, 2021 and December 31, 2020, was $265,000 and $265,000, respectively.

The Company purchases vehicles for its Chief Executive Officer and for research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on three vehicles was $131,000 at December 31, 2020, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%. During the three months ended March 31, 2021, the Company purchased a vehicle for $40,000, with a 72 month loan term, and an interest rate of 4.15%, and made total principal payments of $4,000 on its vehicle loans. The aggregate loan balance on March 31, 2021 and December 31, 2020, was $167,000 and $131,000, respectively.

On August 3, 2020, the Company entered into a $18,000 term loan with Leaf Capital related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 8.48% per annum, and is secured by the production equipment. The loan balance on March 31, 2021 and December 31, 2020, was $15,000 and $16,000, respectively.

On November 29, 2020, the Company entered into a $17,000 term loan with CIT Bank related to the purchase of software for its production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 13.18% per annum, and is personally guaranteed by the Company’s CEO. The loan balance on March 31, 2021 and December 31, 2020, was $15,000 and $17,000, respectively.

On February 22, 2021, the Company entered into a $86,000 term loan with CIT Bank related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 9.96% per annum, and is personally guaranteed by the Company’s CEO. During the three months ended March 31, 2021, the Company made principal payments of $1,000, leaving a total of $85,000 owed at March 31, 2021.

Convertible Secured Notes Payable

The Company issued convertible secured debentures (“Convertible Notes”) to accredited investors with interest at 10% per annum, a term of eighteen months, and secured by all of the assets of the Company and its subsidiaries. The Convertible Notes provide a conversion right, in which the principal amount of the Convertible Notes, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at $0.25 per share. The Convertible Notes balance on March 31, 2021 and December 31, 2020, was $57,000 and $55,000, respectively. As of March 31, 2021, the Convertible Notes were convertible into 226,356 shares of common stock.

Critical Accounting Policies and Estimates

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

Based on management’s evaluation, we concluded that, as of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weaknesses in our internal control over financial reporting were identified by management as of March 31, 2021:

Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee; (ii) did not have its Board of Directors review and approve significant transactions; (iii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (v) had inadequate segregation of duties consistent with control objectives; and (vi) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal controls over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner;

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the quarter ended March 31, 2021, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, the Company received proceeds of $150,000 on the private placement of 1,005,000 shares of common stock, at an average price of $0.15 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from US Lighting Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US LIGHTING GROUP, INC.

Date: May 5, 2021	By:	/s/ PAUL SPIVAK
Paul Spivak
Chief Executive Officer (Principal executive officer)

Date: May 5, 2021	By:	/s/ STEVEN E. EISENBERG
Steven E. Eisenberg
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)