Form 10-Q
period 2021-06-30
U.S. Lighting Group, Inc.
filed 2021-08-30
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2021

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

The number of shares of registrant’s common stock outstanding as of August 30, 2021 was 97,832,735.

US LIGHTING GROUP, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$86,000	$108,000
Accounts receivable	27,000	541,000
Accounts receivable, related party	-	30,000
Inventories, net	-	-
Prepaid expenses and other current assets	-	-
Investment in trading securities	3,907,000	-
Assets of discontinued operations	460,000	879,000
Total Current Assets	4,480,000	1,558,000

Property and equipment, net	810,000	769,000
Total Assets	$5,290,000	$2,327,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$39,000	$47,000
Accrued expenses	7,000	10,000
Accrued payroll to an officer	338,000	286,000
Convertible notes payable	58,000	55,000
Loans payable, related party – current portion	1,912,000	2,619,000
Liabilities of discontinued operations	1,042,000	1,174,000
Total Current Liabilities	3,396,000	4,191,000

Loans payable, net of current portion	90,000	-
Total Liabilities	3,486,000	4,191,000

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 97,832,735 and 95,970,735 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	10,000	10,000
Common stock to be issued	7,000	-
Additional paid-in-capital	17,791,000	17,435,000
Accumulated deficit	(16,004,000)	(19,309,000)
Total Shareholders’ Equity (Deficit)	1,804,000	(1,864,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,290,000	$2,327,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales	$1,000	$-	$2,000	$1,000
Cost of goods sold	2,000	-	3,000	-
Gross profit	(1,000)	-	(1,000)	1,000

Operating expenses
Selling, general and administrative expenses	358,000	256,000	575,000	331,000
Product development costs	6,000	42,000	39,000	88,000
Total operating expenses	364,000	298,000	614,000	419,000

Loss from operations	(365,000)	(298,000)	(615,000)	(418,000)

Other income (expense)
Lease income, related party	15,000	-	30,000	-
Gain on sale of assets	-		-
Gain on extinguishment of debt, related party	9,000	-	9,000	-
Unrealized Gain	204,000		204,000
Interest expense, related party	(24,000)	(39,000)	(56,000)	(76,000)
Total other income (expense)	204,000	(39,000)	187,000	(76,000)

Net Loss From Continuing operations	(161,000)	(337,000)	(428,000)	(494,000)
Net Income From Sale of Discontinued operations	3,915,000	-	3,915,000	-
Net (Loss) Income From Discontinued operations	(301,000)	142,000	(182,000)	201,000
Net Income (Loss)	$3,453,000	$(195,000)	$3,305,000	$(293,000)

BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC INCOME PER SHARE FROM SALE OF DISCONTINUED OPERATIONS	0.04	-	0.04	-
BASIC (LOSS) INCOME PER SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$0.00	$(0.00)	$0.00
DILUTED INCOME (LOSS) PER SHARE	$0.04	$(0.00)	$0.04	$(0.00)

WEIGHTED – AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	97,634,035	90,569,748	97,043,978	90,501,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three and Six Months ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Be Issued	Deficit	Deficit
Balance, December 31, 2020	-	$-	95,970,735	$10,000	$17,435,000	$-	$(19,309,000)	$(1,864,000)
Net proceeds from sale of common stock	-	-	1,005,000	-	150,000	-	-	150,000
Net Loss	-	-	-	-	-	-	(148,000)	(148,000)
Balance, March 31, 2021	-	-	96,975,735	10,000	17,585,000	-	(19,457,000)	(1,862,000)
Proceeds from sale of common stock	-	-	1,007,000		151,000	7,000	-	158,000
Shares returned	-	-	(500,000)	-	-	-	-	-
Common stock issued for services	-	-	350,000	-	55,000	-	-	55,000
Net Income	-	-	-	-	-		3,453,000	3,453,000
Balance, June 30, 2021	-	$-	97,832,735	$10,000	$17,791,000	$7,000	$(16,004,000)	$1,804,000

Three and Six Months ended June 30, 2020

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	-	$-	90,347,526	$9,000	$16,447,000	$(19,794,000)	$(3,338,000)
Proceeds from sale of common stock	-	-	200,000	1,000	49,000	-	50,000
Net Loss	-	-	-	-	-	(129,000)	(129,000)
Balance, March 31, 2020	-	-	90,547,526	10,000	16,496,000	$(19,923,000)	$(3,417,000)
Common stock issued for convertible debt	-	-	24,000	-	6,000	-	6,000
Common stock issued for services	-	-	125,000	-	31,000	-	31,000
Net Loss	-	-	-	-	-	(164,000)	(164,000)
Balance, June 30, 2020	-	$-	90,696,526	$10,000	$16,533,000	$(20,087,000)	$(3,544,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net Loss from Continuing Operations	$(428,000)	$(494,000)
Income from sale of Discontinued Operations	3,915,000	-
Net (Loss) Income from Discontinued Operations	(182,000)	201,000
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	40,000	-
Amortization of right of use asset	-	-
Amortization of debt discount	8,000	9,000
Stock issued for services	55,000	31,000
Unrealized Gain	(204,000)	-
Gain on extinguishment of debt	(9,000)	-
Accrued interest on loans	3,000	10,000
Accrued interest on related party loans	66,000	53,000
Changes in Assets and Liabilities
Accounts receivable	514,000	(27,000)
Inventories	-	-
Prepaid expenses and other	-	-
Accounts payable	(8,000)	60,000
Accrued expenses	(3,000)	(5,000)
Accrued payroll to an officer	52,000	52,000
Change in lease liability	-
Customer advanced payments	-
Operating cashflow from discontinued operations	26,000	98,000
Net cash provided by (used in) operating activities	3,845,000	(12,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(159,000)	(769,000)
Investment in trading securities	(3,800,000)	-
Sale of fixed assets	400,000	-
Proceeds from trading securities	100,000	-
Net cash used in investing activities	(3,459,000)	(769,000)

Cash Flows from Financing Activities
Proceeds from sale of common stock	308,000	50,000
Proceeds from secured convertible note payable	-	235,000
Proceeds from loans payable	177,000	345,000
Payment of loans payable	(159,000)	(131,000)
Payment of finance lease	-	(2,000)
Proceeds from notes payable related party	-	408,000
Payments on notes payable related party	(734,000)	(168,000)
Net cash (used in) provided by financing activities	(408,000)	737,000

Net decrease in cash and cash equivalents	(22,000)	(44,000)
Cash and cash equivalents beginning of period	108,000	107,000
Cash and cash equivalents end of period	$86,000	$63,000

Supplemental Cash Flow Information
Interest paid	$49,000	$20,000
Taxes paid	$-	$-

Non-cash Financing Activities
Offset accounts receivable, related party with notes payable, related party	$30,000	$-

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND LIQUIDITY

The accompanying interim condensed financial statements of the US Lighting Group, Inc. (the “Company”) are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at June 30, 2021, the results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The balance sheet as of December 31, 2020 is derived from the Company’s audited financial statements.

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

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

Through the date that these financial statements were issued, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date, and the Company generated cash flows during the reporting period to meet its short-term liquidity needs, and it expects to maintain access to the capital markets. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

Liquidity

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the six months ended June 30, 2021, the Company realized net income of $3,305,000, and cash provided by operating activities was $3,845,000, compared to cash used in operating activities of $12,000 in the prior year period. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued.

At June 30, 2021, the Company had cash on hand in the amount of $86,000. Management estimates that the current cash funds and liquid investments on hand will be sufficient to continue operations through December 31, 2021. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our stockholders, in the case or equity financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Intellitronix Corp. Intercompany transactions and balances have been eliminated in consolidation.

On January 11, 2021, the Company created a new subsidiary called Cortes Campers, LLC, domiciled in Wyoming. Cortes Campers, LLC was created to market tow behind travel trailers for the recreational vehicle market and has had no sales as of the date of this report. Cortes Campers, LLC is 99% owned by the Company and 1% owned by Paul Spivak, the Company’s former CEO.

US Lighting Group, Inc created a new subsidiary called Fusion X Marine, LLC on April 12, 2021, domiciled in Wyoming, to sell boats and other related products to the recreational marine market. Fusion X Marine is 99% owned by the Company and 1% owned by Paul Spivak, the Company’s former CEO. The subsidiary has had no sales as of the date of this report.

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

Warrants to acquire 20,000 shares of common stock, and 226,356 shares of common stock issuable under convertible note agreements, have been excluded from the calculation of weighted average common shares outstanding at June 30, 2021, as their effect would have been anti-dilutive. Warrants to acquire 4,104,000 shares of common stock have been excluded from the calculation of weighted average common shares outstanding at June 30, 2020, as their effect would have been anti-dilutive.

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

In the following table, revenue is disaggregated by major product line for the three months ended June 30, 2021:

Sales Channels	LED digital gauges and automotive electronics and accessories	LED lighting tubes and bulbs	Total
Business to business	$316,000	$-	$316,000
Direct to consumer	226,000	-	226,000
Total	$542,000	$-	$542,000

In the following table, revenue is disaggregated by major product line for the six months ended June 30, 2021:

Sales Channels	LED digital gauges and automotive electronics and accessories	LED lighting tubes and bulbs	Total
Business to business	$899,000	$2,000	$901,000
Direct to consumer	585,000	-	585,000
Total	$1,484,000	$2,000	$1,486,000

In the following table, revenue is disaggregated by major product line for the three months ended June 30, 2020:

Sales Channels	LED digital gauges and automotive electronics and accessories	LED lighting tubes and bulbs	Total
Business to business	$405,000	$-	$405,000
Direct to consumer	411,000	-	411,000
Total	$816,000	$-	$816,000

In the following table, revenue is disaggregated by major product line for the six months ended June 30, 2020:

Sales Channels	LED digital gauges and automotive electronics and accessories	LED lighting tubes and bulbs	Total
Business to business	$730,000	$1,000	$731,000
Direct to consumer	841,000	-	841,000
Total	$1,571,000	$1,000	$1,572,000

Products sold by the Company are distinct individual products. The products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them. Most of the Company’s sales are received through several eBay web-commerce websites, which requires customer payment at time of order placement. Customer advanced payments were $74,000 and $29,000 at June 30, 2021 and December 31, 2020, respectively, and are recorded as a liability on the consolidated balance sheets.

The Company does offer a 30-day return policy from the date of shipment. The Company also provides a limited lifetime warranty on its products. Due to a limited history of returns, the Company does not maintain a warranty reserve.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with remaining maturities of three months or less at the date of purchase. Cash equivalents include funds held in a PayPal account that was closed effective May 14, 2021.

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

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At June 30, 2021 and December 31, 2020, the Company determined that no allowance for doubtful accounts was necessary.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. The Company’s inventories consist almost entirely of finished goods as of June 30, 2021 and December 31, 2020.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At June 30, 2021 and December 31, 2020, the Company determined that no reserve for excess and obsolete inventory was necessary.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

Building	40 years
Building and land improvements	7-15 years
Vehicles	5 years
Production equipment	5 years
Office equipment	3 years
Furniture and fixtures	7 years

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company did not record an impairment loss for the six months ended June 30, 2021 and 2020.

Product Development Costs

Product development costs are expensed in the period incurred. The costs primarily consist of prototype and testing costs. Product development costs for the six months ended June 30, 2021 and 2020, were $120,000 and $220,000, respectively.

Shipping and Handling Costs

The Company’s shipping and handling costs relating to inbound and outbound freight are reported as cost of goods sold in the consolidated Statements of Operations. The Company classifies amounts billed to customers for shipping fees as revenues.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company has recorded a valuation allowance against its deferred tax assets as of June 30, 2021 and December 31, 2020.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising costs were $24,000 and $14,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Sales. During the three months ended June 30, 2021, the Company’s three largest customers accounted for 20%, 16% and 16% of sales. During the three months ended June 30, 2020, three customers accounted for 36%, 18% and 14% of sales. No other customers exceeded 10% of sales in either period.

During the six months ended June 30, 2021, the Company’s three largest customers accounted for 23%, 20% and 14% of sales. During the six months ended June 30, 2020, three customers accounted for 38%, 15% and 15% of sales. No other customers exceeded 10% of sales in either period

Accounts receivable. As of June 30, 2021, the Company had accounts receivable from two customers which comprised 50% and 15% of its gross accounts receivable. As of December 31, 2020, the Company had accounts receivable from two customers which comprised 30%, and 26% of its gross accounts receivable, respectively.

Purchases from vendors. During the three months ended June 30, 2021, the Company’s two largest vendors accounted for approximately 14% and 13% of all purchases. During the six months ended June 30, 2021, the Company’s two largest vendors accounted for approximately 16% and 12% of all purchases. The Company sourced 58% of its raw materials from its vendors in China. During the three months ended June 30, 2020, the Company’s two largest vendors accounted for approximately 19%, 12% and 12% of all purchases. During the six months ended June 30, 2020, the Company’s two largest vendors accounted for approximately 16% and 14% of all purchases. The Company sourced 37% of its raw materials from its vendors in China. No other vendor exceeded 10% of all purchases in either period.

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

NOTE 3 – SALE OF ASSETS / DISCONTINUED OPERATIONS

On May 14, 2021, US Lighting Group, Inc. and Intellitronix Corporation entered into an Asset Purchase Agreement with Ohio INTX Cooperative, a State of Ohio cooperative association, to sell certain assets of Intellitronix Corporation. The Asset Purchase Agreement and related sale was finalized on May 14, 2021 with a sale price of $4,520,000.00. Intellitronix Corporation remains a wholly-owned subsidiary of US Lighting Group, Inc.

US Lighting Group, Inc. provided a parental guarantee for a period up to statutory limitations on the performance of Intellitronix Corporation’s duties and obligations under the Asset Purchase Agreement. After the sale of Intellitronix Corporation’s assets to Ohio INTX Cooperative, the Company redirected its operational activity towards the Recreational Vehicle (RV) market, and has since created a new subsidiary called Cortes Campers, LLC to market tow behind travel trailers for the recreational vehicle market. Cortes Campers, LLC is 99% owned by the Company and 1% owned by Paul Spivak, the Company’s former CEO.

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of June 30, 2021 and December 31, 2020, and consist of the following:

	June 30, 2021	December 31, 2020
Current Assets of Discontinued Operations:
Prepaid expenses and other current assets	$182,000	$17,000
Inventory	-	212,000
Property and equipment	278,000	650,000
Total Current Assets of Discontinued Operations:	$460,000	$879,000

Current Liabilities of Discontinued Operations:
Accounts payable	$237,000	$316,000
Accrued expenses	78,000	94,000
Accrued payroll to an officer	182,000	156,000
Notes payable	545,000	608,000
Total Current Liabilities of Discontinued Operations:	$1,042,000	$1,174,000

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three months and six months ended June 30, 2021 and 2020, have been reflected as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, and consist of the following.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales from discontinued operations	$541,000	$755,000	$1,484,000	$1,561,000
Cost of goods sold of discontinued operations	188,000	226,000	594,000	604,000
Gross profit of discontinued operations	353,000	529,000	890,000	957,000

Operating expenses of discontinued operations:
Selling, general and administrative expenses	597,000	332,000	942,000	603,000
Product development costs	30,000	4,9000	80,000	132,000
Total operating expenses of discontinued operations	627,000	381,000	1,022,000	735,000

Operating loss from discontinued operations	(274,000)	148,000	(132,000)	222,000

Other income (expense) of discontinued operations:
Gain on sale of assets	3,915,000	-	3,915,000	-
Gain on extinguishment of debt, related party	-	-	9,000	-
Interest expense	(27,000)	(6,000)	(59,000)	(21,000)
Total other income (expense)	3,888,000	(6,000)	3,865,000	(21,000)

Net Income from discontinued operations	$3,614,000	$142,000	$3,733,000	$201,000

NOTE 4 – INVESTMENT IN TRADING SECURITIES

On May 17, 2020, the Company purchased $3,800,000 of various mutual fund assets from Ameriprise Investments. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of June 30, 2021, the shares of Ameriprise have a reported market value of $3,907,000. The Company has adjusted the reported amounts for these investments to market value resulting in an unrealized gain reported of $204,000.

The source of the $3,800,000 that the Company used to purchase various mutual fund assets from Ameriprise Investments was the sale of certain assets of Intellitronix Corporation that was consummated on May 14, 2021. The Company purchased the shares of Ameriprise Investments in order to provide shareholders of the Company with a reasonable rate of return while deciding how to deploy these funds towards its planned business operations. However, as a result of this purchase by the Company of mutual fund assets from Ameriprise Investments, the Company may be deemed to be an “investment company” under the Investment Company Act of 1 Investment Company Act of 1940 (the “Investment Company Act”), by virtue of the fact that, as of June 30, 2021, the Company owned securities having a value exceeding 40% of the value of such the Company’s total assets on an unconsolidated basis.

The Company does not intend to be an investment company, and does not intend to be engaged in the business of investing, reinvesting, owning, holding or trading in securities. As such, the Company intends to rely on Rule 3a-2 under the Investment Company Act, which provides an exclusion from the definition of “investment company” for issuers meeting certain criteria. The Company will endeavor to ensure that it is compliant with the conditions for relying on this rule, within the time period permitted by Rule 3a-2. In an effort to comply with this exclusion, the Company intends to liquidate securities in Ameriprise Investments soon as is reasonably possible until the Company no longer owns securities having a value exceeding 40% of the value of such the Company’s total assets on an unconsolidated basis. Such course of action has been approved and authorized by the Company’s Board of Directors by unanimous written consent on August 17, 2021.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Building and improvements	$664,000	$645,000
Land	96,000	96,000
Vehicles	431,000	411,000
Production equipment	115,000	630,000
Office equipment	35,000	35,000
Furniture and fixtures	22,000	48,000
Total property and equipment cost	1,363,000	1,865,000
Less: accumulated depreciation and amortization	(275,000)	(446,000)
Property and equipment, net	$1,088,000	$1,419,000

Depreciation expense for the six months ended June 30, 2021 and 2020 was $87,000 and $31,000, respectively.

NOTE 6 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s President and CEO (Paul Spivak) voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s President and CEO was $520,000 and $442,000 as of June 30, 2021 and December 31, 2020, respectively.

As of the date of this report, Paul Spivak is no longer an executive officer or director of the Company.

NOTE 7 – LINE OF CREDIT

On April 28, 2020, the Company obtained a $50,000 unsecured line of credit from KeyBank. The line of credit currently carries an interest rate the prime rate plus 3.86% , currently 7.11   % per annum. The balance outstanding on the line of credit was $49,000 and $49,000 at June 30, 2021 and December 31, 2020, respectively.

NOTE 8 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Loan payable to officers/shareholders (a)	$1,447,000	$2,130,000
Loan payable to related party (b)	125,000	125,000
Loan payable to related party – past due (c)	-	34,000
Loan payable to related party – (d)	340,000	330,000
Total loans payable to related parties	1,912,000	2,619,000
Loans payable to related parties, current portion	(1,912,000)	(2,619,000)
Loans payable to related parties, net of current portion	$-	$-

a.	On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s President and majority shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matures in December 2021, requires monthly payments of $74,000, carries an interest rate of 6.25%, and is secured by the assets of Intellitronix Corporation. The loan balance on December 31, 2020, including accrued interest, was $2,130,000. During the six months ended June 30, 2021, the Company accrued interest of $56,000 and made principal loan payments of $739,000, leaving a balance outstanding of $1,447,000 at June 30, 2021.

b.	During the year ended December 31, 2017, the Company’s President and majority shareholder, contributed $125,000 of working capital to the Company. The contributed working capital balance were converted into a loan with no interest rate, and due on demand. The loan balance was $125,000 on both June 30, 2021 and December 31, 2020.

c.	In July 2016, the Company assumed an obligation of Solei Systems, Inc, an entity owned by the Company’s President and shareholder. The Company agreed to enter into a note agreement with Huntington National Bank for $60,000. The loan has an interest rate of 6.00% and requires a monthly payment of $1,000. The loan balance on December 31, 2020 was $34,000. During the six months ended June 30, 2021, the Company and Huntington National Bank agreed to settle the past due loan and interest balance for a total of $25,000, and the Company recorded a gain on extinguishment of debt for $9,000, leaving no balance remaining at June 30, 2021.

d.	On April 24, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with the Company’s President and majority shareholder, Paul Spivak (the “Lender”), pursuant to which the Company borrowed $408,000 from the Lender. The Loan has a term of twelve months and carries an interest rate of 6.00%. The loan balance on December 31, 2020 was $330,000. During the six months ended June 30, 2021, the Company accrued interest of $10,000, leaving a balance outstanding of $340,000 at June 30, 2021.

NOTE 9 – LOANS PAYABLE

Loan payable consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
PayPal Working Capital Loan, net of discount (a)	$28,000	$38,000
PayPal Working Capital Loan, net of discount (b)	10,000	14,000
Secured promissory note (c)	-	86,000
Secured promissory note (d)	264,000	265,000
Vehicle loans (e)	136,000	131,000
Equipment loan (f)	14,000	16,000
Equipment loan (g)	-	17,000
Equipment loan (h)	81,000	-
SBA PPP Loan (i)	52,000
Loan discount	-	(8,000)
Total loans payable	585,000	559,000
Loans payable, current portion	(99,000)	(163,000)
Loans payable, net of current portion	$486,000	$396,000

a.	On August 12, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $216,000. The Company received net proceeds of $200,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $11,000 every 90-day period. Current repayment schedule pre-agreed with the lender is $1600 monthly. The loan balance on December 31, 2020 was $38,000. During the six months ended June 30, 2021, the Company made principal payments of $10,000, leaving a total of $28,000 owed at June 30, 2021.

b.	On November 25, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $66,000. The Company received net proceeds of $50,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $3,300 every 90-day period. . Current repayment schedule pre-agreed with the lender is $600 monthly The loan balance on December 31, 2020 was $14,000. During the six months ended June 30, 2021, the Company made principal payments of $4,000, leaving a total of $10,000 owed at June 30, 2021.

c.	On March 12, 2020, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 32.09% per annum and due on September 12, 2021. The loan requires minimum monthly principal and interest payments of $11,000 and is secured by the Company’s assets and future sales and is personally guaranteed by the Company’s CEO. The loan balance on December 31, 2020 was $86,000. During the six months ended June 30, 2021, the Company made principal payments of $86,000, leaving a total of $0 owed at June 30, 2021.

d.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s Chief Executive Officer and secured by the Company’s real estate. The loan balance on December 31, 2020 was $265,000. During the six months ended June 30, 2021, the Company made principal payments of $1,000, leaving a total of $264,000 owed at June 30, 2021.

e.	The Company purchases vehicles for its Chief Executive Officer and for research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on three vehicles was $131,000 at December 31, 2020, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%. During the six months ended June 30, 2021, the Company purchased a vehicle for $40,000, with a 72 month loan term, and an interest rate of 4.15%, and made total principal payments of $35,000 on its vehicle loans, leaving an aggregate loan balance on three vehicles of $136,000 at June 30, 2021.

f.	On August 3, 2020, the Company entered into a $18,000 term loan with Leaf Capital related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 8.48% per annum, and is secured by the production equipment. The loan balance on December 31, 2020 was $16,000. During the six months ended June 30, 2021, the Company made principal payments of $2,000, leaving a total of $14,000 owed at June 30, 2021.

g.	On November 29, 2020, the Company entered into a $17,000 term loan with CIT Bank related to the purchase of software for its production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 13.18% per annum, and is personally guaranteed by the Company’s CEO. The loan balance was $17,000 at December 31, 2020. During the six months ended June 30, 2021, the Company made principal payments of $17,000, leaving a total of $0 owed at June 30, 2021.

h.	On February 22, 2021, the Company entered into a $86,000 term loan with CIT Bank related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 9.96% per annum, and is personally guaranteed by the Company’s CEO. During the six months ended June 30, 2021, the Company made principal payments of $5,000, leaving a total of $81,000 owed at June 30, 2021.

i.	On April 27, 2021, the Company was granted a loan (the “PPP loan”) from Huntington Bank in the aggregate amount of $52,000 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated April 27, 2021, matures on April 27, 2022, bears interest at a rate of 1% per annum, is unsecured and guaranteed by the U.S. Small Business Administration (SBA). Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses.

The aggregate amount of the loan fees recorded in 2019, related to PayPal Working Capital Loans, was $32,000 and was recorded as a valuation discount to be amortized over the life of the PayPal Working Capital Loans. The unamortized valuation discount was $8,000 at December 31, 2020. During the six months ended June 30, 2021, amortization of valuation discount of $8,000 was recorded as an interest cost, leaving a $0 remaining unamortized balance of the valuation discount at June 30, 2021.

NOTE 10 – CONVERTIBLE SECURED NOTES PAYABLE

The Company issued convertible secured debentures (“Convertible Notes”) to accredited investors with interest at 10% per annum, a term of eighteen months, and secured by all of the assets of the Company and its subsidiaries. The Convertible Notes provide a conversion right, in which the principal amount of the Convertible Notes, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at $0.25 per share. The Convertible Notes balance on December 31, 2020, including accrued interest of $5,000, was $55,000. During the six months ended June 30, 2021, the Company accrued additional interest of $3,000, leaving a total of $58,000 owed at June 30, 2021. As of June 30, 2021, the Convertible Notes were convertible into 232,000 shares of common stock.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the six months ended June 30, 2021 and 2020, the Company received proceeds of $258,000 and $50,000 on the private placement of 2,010,000 and 200,000 shares of common stock, at an average price of $0.15 and $0.25 per share, respectively.

During the six months ended June 30, 2021, the Company issued 350,000 shares of common stock for services for total non-cash expense of $55,000.

During the six months ended June 30, 2021, 500,000 shares of common stock were returned to the treasury.

Summary of Warrants

A summary of warrants for the period ended June 30, 2021, is as follows:

	Number of	Weighted Average Exercise
	Warrants	Price
Balance outstanding, December 31, 2020	20,000	0.25
Warrants granted	-	-
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, June 30, 2021	20,000	$0.25
Balance exercisable, June 30, 2021	20,000	$0.25

Information relating to outstanding warrants at June 30, 2021, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.25	20,000	0.19	$0.25	20,000	$0.25

In conjunction with the sale of a portion of the common shares issued as part of its private placement offering discussed above, the Company issued eighteen-month warrants to purchase shares of common stock at an exercise price of $0.25.

The weighted-average remaining contractual life of warrants outstanding and exercisable at June 30, 2021 was 0.19 years. The outstanding and exercisable warrants at an intrinsic value of $0 at June 30, 2021.

NOTE 12 – LEGAL PROCEEDINGS

On June 8, 2021, Paul Spivak, former Chief Executive Officer of the Company was arrested for conspiracy to commit securities fraud. Upon his arrest, the Company learned that on June 7, 2021, a Criminal Complaint was filed against Mr. Spivak in the United States District Court for the Northern District of Ohio, Case No. 1:21MJ4128-JDG. The charges in the Criminal Complaint specified that from in and around February 2021 through current, within the Northern District of Ohio and elsewhere, the defendants PAUL SPIVAK, together with others, conspired to commit an offense, that is securities fraud in that he knowingly and intentionally attempted to execute a scheme and artifice to defraud investors and potential investors in connection with US Lighting Group, Inc. to obtain money and property from investors and potential investors by means of materially false and fraudulent pretenses, representations, and promises in connection with purchases and sales of securities of issuers, specifically US Lighting Group, Inc. in violation of Title 15, United States Code, Sections 78j(b), 78ff, Title 17; Code of Federal Regulations, Sections 240.10b-5, and Title 18, United States Code, Section 371.

On June 29, 2021 Intellitronix Corporation entered into a settlement agreement in a lawsuit filed by Michael A. Kunzman & Associates, Inc. for alleged nonpayment of manufacturer’s representation commissions. The lawsuit was filed on August 24, 2020 in the Circuit Court for Oakland County, Michigan. Intellitronix Corporation settled the case for $150,000 at which time the lawsuit was dismissed with prejudice

NOTE 13 – SUBSEQUENT EVENTS

On August 9, 2021, Anthony Corpora was elected as Director, CEO, President and Treasurer and Olga Smirnova was elected as Director and Secretary. Also on August 9, 2021, Paul Spivak CEO, resigned from both his positions of Director, Chief Executive Officer, President, Treasurer and Secretary for US Lighting Group, Inc.

As noted in Note 4, on August 17, 2021, the Company’s Board of Directors approved and authorized the Company to liquidate certain of its securities assets by the unanimous written consent. As of June 30, 2021, the Company owned mutual fund assets from Ameriprise Investments which may be considered securities, and such securities had a value exceeding 40% of the value of such the Company’s total assets on an unconsolidated basis. The Company does not intend to be an investment company, and does not intend to be engaged in the business of investing, reinvesting, owning, holding or trading in securities. As such, the Company intends to rely on Rule 3a-2 under the Investment Company Act, which provides an exclusion from the definition of “investment company” for issuers meeting certain criteria. The Company will endeavor to ensure that it is compliant with the conditions for relying on this rule, within the time period permitted by Rule 3a-2. In an effort to comply with this exclusion, the Company intends to liquidate securities in Ameriprise Investments soon as is reasonably possible until the Company no longer owns securities having a value exceeding 40% of the value of such the Company’s total assets on an unconsolidated basis. Such course of action has been approved and authorized by the Company’s Board of Directors by unanimous written consent on August 17, 2021. As of the date of this report, the Company is in the process of liquidating these aforementioned investments.

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

The Company also has several operating subsidiaries that engage in various lines of business, as follows:

●	Intellitronix Corp. was acquired by the Company on December 1, 2016. Intellitronix Corp. is a designer and a US-based manufacturer of automotive electronic products such as digital and analog gauges, energy management systems and ignition boxes. The products are sold through aftermarket distributors, as well consumer direct and through some OEM channels.

●	On January 11, 2021, the Company created a new subsidiary called Cortes Campers, LLC, domiciled in Wyoming. Cortes Campers, LLC was created to market tow behind travel trailers for the recreational vehicle market and has had no sales as of the date of this report.

●	US Lighting Group, Inc created a new subsidiary called Fusion X Marine, LLC on April 12, 2021, domiciled in Wyoming, to sell boats and other related products to the recreational marine market.

US Lighting Group, Inc.

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

Intellitronix Corporation

In recent years, the Company’s primary activity has been centered around Intellitronix Corporation (“Intellitronix”). Intellitronix is engaged in automotive electronics manufacturing, serving a niche market of aftermarket electronics for customer installations as well as several emerging OEM applications.

Products

●	Automotive - Intellitronix’ portfolio includes direct fit replacement gauge panels for specific vehicle models manufactured by Chevrolet, Ford, Jeep, etc. and universal gauges for numerous other makes and models of classic cars. Other products include vehicle lighting, ignition systems, RPM switches and other automotive electronics. Intellitronix Corporation is a well-established brand that is available to consumers through major aftermarket distributors. The Company offers a Limited Lifetime Factory Warranty on all its branded products.

●	Marine - We design and manufacture products for the marine industry including GPS controlled marine speedometer and Prometheus Ignition System to guard against ignition failures.

●	OEM - In recent years, we have developed several custom OEM projects from design to production for companies such as Kawasaki Motors and Coachman RV. The Energy Management Multifunctional System (EMMS) was designed and manufactured for recreational vehicles as an OEM project, and Intellitronix’ first customer orders were recently received. The 4-in-1 unit that is currently in development incorporates energy management and load shed, a breaker panel, automatic transfer switch, automatic generator starter plus display unit, Bluetooth, WiFi and multiplexing capabilities.

Intellitronix’ capabilities include a broad range of design and manufacturing services, such as various microprocessor-controlled products for the automotive, electronic, marine, and recreational vehicle markets and the Company has been leveraging its competitive advantage as an efficient low-cost manufacturing partner to other OEM providers. We are focusing on growing the OEM and private label segments that provide high-volume and low-overhead manufacturing opportunities.

The vast majority of Intellitronix’ products are manufactured at Intellitronix’ facility in Euclid, Ohio.

Distribution

During the six months ended June 30, 2021, Intellitronix had three sales channels, including Intellitronix branded automotive product lines sold through business-to-consumer (B2C) and retail channels, business-to-business (B2B) and private labeled product lines, and original equipment manufacturers (OEM). For OEM customers, Intellitronix provides design and manufacturing services to meet original equipment manufacturer’s specifications, and these products are incorporated in the new vehicles. The most recent projects have been completed in the growing RV industry, meeting all applicable safety standards. Intellitronix’ customers include O’Reilly Auto Parts, Summit Racing Equipment, JEGS, Kawasaki Motors, Coachman RV, US Auto Parts, CJ Pony Parts, Corvette Central, Mid America Motorworks, Eckler’s, and others. W Intellitronix’ products are also sold through eBay, Amazon, and other e-commerce platforms.

Cortes Campers, LLC.

Subsequent to May 14th, the Company has largely focused its efforts on Cortes Campers, LLC (“Cortes Campers”), a subsidiary formed by the Company on January 11th, 2021. Cortes Campers was created to market tow behind fiberglass travel trailers for the recreational vehicle market that utilize unique composite construction techniques and offer durability, light weight and upscale aesthetic to the end user. Cortes Campers is 99% owned by US Lighting Group and 1% owned by Paul Spivak, the Company’s former CEO.

Products

Cortes Campers currently focuses on its 17’ fiberglass travel camper which competes with several molded travel campers, such as those manufactured by Casita Travel Trailers and Oliver Travel Trailers. The main advantage of a molded fiberglass construction compared to a typical travel camper is strength, optimized insulation and virtually four-seasons use. US Lighting Group, through a former subsidiary Intellitronix Corp., has been a supplier to the Recreational Vehicle industry and has identified this niche through market research and experience.

By utilizing the latest in lightweight aerospace materials, such as carbon fiber, etc., and incorporating the recently new process of vacuum infusion, Cortes Campers aims to offer a camper that is immune to corrosion, rust and rot, extremely lightweight all at a price that competes with traditional campers on the market.

The development of the first molded fiberglass trailer has been completed, but there have been no sales as of date of this report. Cortes Campers is currently set up to purchase units from Mig Marine Corp., a related party which is 100% owned by Paul Spivak, former US Lighting Group CEO, however no formal supply agreement is currently in place. Mig Marine Corp. is also a tenant of US Lighting Group and has been renting about 13,000 sq ft of its manufacturing facility.

There are two patents pending on the technology related to Cortes Campers products - however no formal licensing agreement currently exists between the inventor, Paul Spivak, and US Lighting Group.

Distribution

Cortes Campers is in the early stages of developing a national distribution network for the sales of its travel campers.

Fusion X Marine, LLC

Fusion X Marine, LLC (“Fusion”) was formed by the Company on April 12, 2021. The Company intends for Fusion to sell boats and other related products to the recreational marine market.

Planned Products

As of the date of this report, Fusion has not sold any products. Fusion is in the process of developing fiberglass boats – however, Fusion has not yet completed development of any products. As of the date of this report, the Company is focusing its efforts on Cortes Campers, and does not expect Fusion to have any material operations in the near future.

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

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Our revenue, operating expenses, and net loss from operations for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, were as follows:

	For the three months ended June 30,			Percentage Change
	2021	2020	Change	Inc. (Dec.)
Total Sales, net	542,000	831,000	(289,000)	(35)%
Total Cost of goods sold	190,000	371,000	(181,000)	(49)%
Gross profit	352,000	460,000	(108,000)	(23)%

Operating expenses
Selling, general and administrative expenses	955,000	453,000	502,000	111%
Product development costs	36,000	142,000	(106,000)	(75)%
Total operating expenses	991,000	595,000	396,000	67%
Loss from operations	(639,000)	(135,000)	(504,000)	373%
Other income (expense)	4,092,000	(60,000)	4,152,000	6,920%
Net Loss	$3,453,000	$(195,000)	$3,648,000	1,871%

Sales

Total Sales decreased by $289,000 (35%) to $542,000 for the three months ended June 30, 2021, compared to $831,000 for the three months ended June 30, 2020. The decrease in sales is attributed to the sale of operational assets of Intellitronix Corp. on May 14, 2021, which resulted in the loss of revenue generated from Intellitronix Corp. after May 14, 2021 during the three months ended June 30, 2021. The Company does not expect to receive any further revenues from the operations of Intellitronix Corp. after the sale of its assets on May 14, 2021, and expects that its revenues will be lower going forward until the Company can begin generating sales through its Cortes Campers subsidiary, which it anticipates will occur before the end of 2021.

Cost of Goods Sold

Cost of goods sold decreased by $181,000 (49%) to $190,000 for the three months ended June 30, 2021, compared to $371,000 for the three months ended June 30, 2020. The decrease in costs of goods sold was primarily attributable to decreased sales. Gross profit as a percentage of sales increased to 65% for three months ended June 30, 2021 from 55% for the three months ended June 30, 2020. The increase in gross margin is attributed to optimized logistics and improved labor factor compared to previous year impacted by early COVID-19 pandemic disruptions.

Operating Expenses

Operating expenses include selling, general and administrative expenses, and product development costs.

Selling, general and administrative expenses increased by $502,000 (111%) to $955,000 for the three months ended June 30, 2021, compared to $453,000 for the three months ended June 30, 2020. The increase in selling, general and administrative expenses is primarily attributable to an increase in sales commissions expenses, including a legal settlement of $150,000 related to a lawsuit against Intellitronix Corporation for alleged nonpayment of manufacturer’s representation commissions (which was accrued on June 30, 2021 and paid on July 29, 2021) and a commission of $212,000 to a business broker on the sale of the assets of Intellitronix Corporation and increased legal expenses.

Product development costs decreased by $106,000 (75%) to $36,000 for the three months ended June 30, 2021, compared to $142,000 for the three months ended June 30, 2020. The decrease in product development costs is primarily attributable a focus on fewer new products with higher margins.

Loss from Operations

Loss from operations increased to approximately $639,000 during the three months ended June 30, 2021, compared to a loss from operations of $135,000 during the three months ended June 30, 2020. The increase in loss from operations was due to a loss of revenue resulting from the sale of the assets of Intellitronix, which at the time of the sale was a significant source of revenue generation, along with increased operating expenses, as discussed above.

Other Expense

Other income for the three months ended June 30, 2021 was $4,092,000, as compared to other expense of $60,000 for the three months ended June 30, 2020. The large increase in other income for the three months ended June 30, 2021 compared to the same period in the prior year was the sale of assets of Intellitronix Corporation to Ohio INTX Cooperative on May 14, 2021 with a sale price of $4,520,000.00. As a result of this transaction, we recognized a gain on disposal of assets of $3,915,000. During the three months ended June 30, 2021, we recorded lease income of $24,000, including sublease income from a related party of $15,000, an unrealized gain of $204,000 and dividend and interest income of $2,000. Interest expense for the three months ended June 30, 2021 was $53,000, as compared to $60,000 for the three months ended June 30, 2020.

Net Loss

Net income was $3,453,000 during the three months ended June 30, 2020, compared to a net loss of $195,000 for the three months ended June 30, 2020. The change from a net loss to net income is primarily due to the recognition of other income as discussed above.

Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Our revenue, operating expenses, and net loss from operations for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, were as follows:

	For the six months ended June 30,			Percentage Change
	2021	2020	Change	Inc. (Dec.)
Total Sales, net	1,486,000	1,562,000	(76,000)	(5)%
Total Cost of goods sold	596,000	610,000	(14,000)	(2)%
Gross profit	890,000	952,000	(62,000)	(7)%

Operating expenses
Selling, general and administrative expenses	1,517,000	927,000	590,000	64%
Product development costs	120,000	220,000	(100,000)	(45)%
Total operating expenses	1,637,000	1,147,000	490,000	43%
Loss from operations	(747,000)	(195,000)	(552,000)	283%
Other income (expense)	4,052,000	(98,000)	4,150,000	4,235%
Net Loss	$3,305,000	$(293,000)	$3,598,000	1,228%

Sales

Sales decreased by $76,000 (5%) to $1,486,000 for the six months ended June 30, 2021, compared to $1,562,000 for the six months ended June 30, 2020. This decrease in sales is attributed to the sale of operational assets of Intellitronix Corp. on May 14, 2021, which resulted in the loss of revenue generated from Intellitronix Corp. after May 14, 2021 during the three months ended June 30, 2021.

Cost of Goods Sold

Cost of goods sold decreased by $14,000 (2%) to $596,000 for the six months ended June 30, 2021, compared to $610,000 for the six months ended June 30, 2020. The decrease in costs of goods sold was primarily attributable to decreased sales. Gross profit as a percentage of sales remained the same at 60% for six months ended June 30, 2021 and 2020.

Operating Expenses

Operating expenses include selling, general and administrative expenses, and product development costs.

Selling, general and administrative expenses increased by $590,000 (64%) to $1,517,000 for the six months ended June 30, 2021, compared to $927,000 for the six months ended June 30, 2020. The increase in selling, general and administrative expenses is primarily attributable to an increase in sales commissions expenses, including a legal settlement of $150,000 related to a lawsuit against Intellitronix Corporation for alleged nonpayment of manufacturer’s representation commissions (which was accrued on June 30, 2021 and paid on July 29, 2021) and a commission of $212,000 to a business broker on the sale of the assets of Intellitronix Corporation and increased legal expenses.

Product development costs decreased by $100,000 (45%) to $120,000 for the six months ended June 30, 2021, compared to $220,000 for the six months ended June 30, 2020. The decrease in product development costs is primarily attributable to a shift in the focus of the Company to develop a smaller number of new products with higher margins.

Loss from Operations

Loss from operations increased to approximately $747,000 during the six months ended June 30, 2021, compared to a loss from operations of $195,000 during the six months ended June 30, 2020. The increase in loss from operations was due to increased operating expenses, as discussed above.

Other Income / Expense

Other income for the six months ended June 30, 2021 was $4,052,000, as compared to other expense of $98,000 for the six months ended June 30, 2020. During the six months ended June 30, 2021, we recorded a gain on extinguishment of debt of $9,000, sublease income of $39,000, $30,000 of which was from a related party, an unrealized gain of $204,000, and dividend and interest income of $2,000. Interest expense for the six months ended June 30, 2021 was $117,000, as compared to $98,000 for the six months ended June 30, 2020. In addition, during the six months ended June 30, 2021, we recognized a gain on disposal of selected Intellitronix assets of $3,915,000.

Net Loss

Net income was $3,305,000 during the six months ended June 30, 2020, compared to a net loss of $293,000 for the six months ended June 30, 2020. The change from a net loss to net income is primarily due to the recognition of other income as discussed above.

Liquidity and Capital Resources

Our working capital deficiency as of June 30, 2020 and December 31, 2020 was as follows:

	As of	As of
	June 30, 2021	December 31, 2020
Current Assets	$4,202,000	$908,000
Current Liabilities	3,060,000	3,795,000
Net Working Capital Surplus / (Deficiency)	$1,142,000	$(2,887,000)

The following summarizes our cash flow activity for the six months ended June 30, 2021 and 2020:

Cash Flows

	Six months	Six months
	ended	ended
	June 30, 2021	June 30, 2020
Net cash provided by (used in) Operating Activities	$3,845,000	$(12,000)
Net cash used in Investing Activities	(3,459,000)	(769,000)
Net cash provided by (used in) Financing Activities	(408,000)	737,000
Decrease in cash during the period	(22,000)	(44,000)
Cash, Beginning of Period	108,000	107,000
Cash, End of Period	$86,000	$63,000

At June 30, 2021, we had a working capital deficit of approximately $1.1 million compared to a working capital deficit of $2.9 million at December 31, 2020.

Net cash provided by operating activities for the six months ended June 30, 2021 totaled $3,845,000, compared to net cash used in operating activities for the six months ended June 30, 2020 of $12,000. The improvement in net cash provided by operating activities for the six months ended June 30, 2021 was primarily due to the sale of selected Intellitronix assets and the decrease in our accounts receivable balance of $514,000.

Net cash used in investing activities was approximately $3,459,000 for the six months ended June 30, 2021, compared to $769,000 for the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company purchased production equipment for $86,000, a vehicle for $40,000, and other property and equipment for $15,000. We also received $400,000 from the sale of fixed assets and used $3,800,000 for the purchase of securities. Net cash used in investing activities was approximately $769,000 for six months ended June 30, 2020 and relates to the purchase of real property and equipment.

Net cash used in financing activities for the six months ended June 30, 2021 was $408,000 and included proceeds of $308,000 received in the private placement of common stock, and $177,000 from proceeds from the issuance of notes payable. These proceeds were offset by the repayment of $159,000 of notes payable, and repayment of $739,000 of notes payable to a related party. Net cash provided by financing activities for the six months ended June 30, 2020 was $737,000 and included $50,000 of proceeds from the private placement of common stock, $235,000 from the issuance of secured convertible promissory notes, $345,000 in proceeds from loans payable, and $408,000 in proceeds from notes payable to a related party. These proceeds were offset by the payment of $2,000 on a finance lease, repayment of $131,000 of notes payable, and repayment of $168,000 of notes payable to a related party.

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

Loans Payable to Related Parties

On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s President and shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matures in December 2021, requires monthly payments of $74,000, carries an interest rate of 6.25%, and is secured by the assets of Intellitronix Corporation. The loan balance on June 30, 2021 and December 31, 2020, including accrued interest, was $1,447,000 and $2,130,000.

During the year ended December 31, 2017, the Company’s President and shareholder, contributed $125,000 of working capital to the Company. The contributed working capital balance were converted into a loan with no interest rate, and due on demand. The loan balance was $125,000 on both June 30, 2021 and December 31, 2020.

On April 24, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with the Company’s President and shareholder, Paul Spivak (the “Lender”), pursuant to which the Company borrowed $408,000 from the Lender. The Loan has a term of twelve months and carries an interest rate of 6.00%. The loan balance on June 30, 2021 and December 31, 2020, including accrued interest, was $340,000 and $330,000.

Loans Payable

On August 12, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $216,000. The Company received net proceeds of $200,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $11,000 every 90-day period. Current repayment schedule pre-agreed with the lender is $1,600 monthly. The loan balance on June 30, 2021 and December 31, 2020, was $28,000 and $38,000, respectively.

On November 25, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $66,000. The Company received net proceeds of $50,000, net of loan fees of $16,000. The loan has a 20-month term and requires monthly payments equal to 20% of monthly PayPal sales proceeds, but no less than $3,300 every 90-day period. Current repayment schedule pre-agreed with the lender is $600 monthly. The loan balance on June 30, 2021 and December 31, 2020, was $10,000 and $14,000, respectively.

On March 12, 2020, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 32.09% per annum and due on September 12, 2021. The loan requires minimum monthly principal and interest payments of $11,000 and is secured by the Company’s assets and future sales and is personally guaranteed by the Company’s CEO. The loan balance on June 30, 2021 and December 31, 2020, was $0 and $86,000, respectively.

On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s Chief Executive Officer and secured by the Company’s real estate. The loan balance on June 30, 2021 and December 31, 2020, was $264,000 and $265,000, respectively.

The Company purchases vehicles for its Chief Executive Officer and for research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on three vehicles was $131,000 at December 31, 2020, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%. During the six months ended June 30, 2021, the Company purchased a vehicle for $40,000, with a 72 month loan term, and an interest rate of 4.15%, and made total principal payments of $4,000 on its vehicle loans. The aggregate loan balance on June 30, 2021 and December 31, 2020, was $136,000 and $131,000, respectively.

On August 3, 2020, the Company entered into a $18,000 term loan with Leaf Capital related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 8.48% per annum, and is secured by the production equipment. The loan balance on June 30, 2021 and December 31, 2020, was $14,000 and $16,000, respectively.

On November 29, 2020, the Company entered into a $17,000 term loan with CIT Bank related to the purchase of software for its production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 13.18% per annum, and is personally guaranteed by the Company’s CEO. The loan balance on June 30, 2021 and December 31, 2020, was $0 and $17,000, respectively.

On February 22, 2021, the Company entered into a $86,000 term loan with CIT Bank related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 9.96% per annum, and is personally guaranteed by the Company’s CEO. During the six months ended June 30, 2021, the Company made principal payments of $6,000, leaving a total of $85,000 owed at June 30, 2021.

On April 27, 2021, the Company was granted a loan (the “PPP loan”) from Huntington Bank in the aggregate amount of $52,000 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated April 27, 2021, matures on April 27, 2022, bears interest at a rate of 1% per annum, is unsecured and guaranteed by the U.S. Small Business Administration (SBA). Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. During the six months ended June 30, 2021, the Company has made principal payment of $0, leaving a total of $52,000 owed at June 30, 2021.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

On June 8, 2021, Paul Spivak, former Chief Executive Officer of the Company was arrested for conspiracy to commit securities fraud. Upon his arrest, the Company learned that on June 7, 2021, a Criminal Complaint was filed against Mr. Spivak in the United States District Court for the Northern District of Ohio, Case No. 1:21MJ4128-JDG. The charges in the Criminal Complaint specified that from in and around February 2021 through current, within the Northern District of Ohio and elsewhere, the defendants PAUL SPIVAK, together with others, conspired to commit an offense, that is securities fraud in that he knowingly and intentionally attempted to execute a scheme and artifice to defraud investors and potential investors in connection with US Lighting Group, Inc. to obtain money and property from investors and potential investors by means of materially false and fraudulent pretenses, representations, and promises in connection with purchases and sales of securities of issuers, specifically US Lighting Group, Inc. in violation of Title 15, United States Code, Sections 78j(b), 78ff, Title 17; Code of Federal Regulations, Sections 240.10b-5, and Title 18, United States Code, Section 371.

On June 29, 2021 Intellitronix Corporation entered into a settlement agreement in a lawsuit filed by Michael A. Kunzman & Associates, Inc. for alleged nonpayment of manufacturer’s representation commissions. The lawsuit was filed on August 24, 2020 in the Circuit Court for Oakland County, Michigan. Intellitronix Corporation settled the case for $150,000 at which time the lawsuit was dismissed with prejudice

Item 1A. Risk Factors.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2021 and 2020, the Company received proceeds of $258,000 and $50,000 on the private placement of 2,010,000 and 200,000 shares of common stock, at an average price of $0.15 and $0.25 per share, respectively. The Company has not yet deployed the proceeds from this offering, but intends to use the proceeds to pay for ongoing public company obligations (auditors, legal, etc.) as well as other operational costs, such as transfer agents and investor relations services.

During the six months ended June 30, 2021, the Company issued 350,000 shares of common stock, 300,000 of which were issued to a third-party service provider as non-cash compensation for consulting services provided to the Company, and 50,0000 of which were issued to settle a sales commission invoice from a third-party service provider, for total non-cash expense of $55,000.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On July 9, 2021, Paul Spivak, the Company’s CEO, and a majority shareholder as of July 9, 2021, executed a Durable General Power of Attorney (the “POA”) in favor of Olga Smirnova, the Company’s Secretary and a member of the Company’s Board of Directors. The POA authorizes Mrs. Smirnova to take possession, sell, or lease Mr. Spivak’s property, borrow funds on in Mr. Spivak’s name, as well as sign and endorse documents on Mr. Spivak’s behalf. Further, it also provides that Mrs. Smirnova has the right to vote any shares of stock owned by Mr. Spivak in any corporation, including the Company. As of the date of this report, Mrs. Smirnova has not exercised any right to vote the shares held by Mr. Spivak.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement between Intellitronix Corporation, US Lighting Group, Inc., and Ohio INTX Cooperative dated May 14, 2021 (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed May 19, 2021)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from US Lighting Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US LIGHTING GROUP, INC.

Date: August 30, 2021	By:	/s/ ANTHONY CORPORA
Anthony Corpora
Chief Executive Officer (Principal executive officer)

Date: August 30, 2021	By:	/s/ STEVEN E. EISENBERG
Steven E. Eisenberg
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)