Form 10-Q
period 2021-09-30
U.S. Lighting Group, Inc.
filed 2021-11-12
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

The number of shares of registrant’s common stock outstanding as of November 12, 2021 was 97,848,735.

US LIGHTING GROUP, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$91,000	$108,000
Accounts receivable	-	541,000
Accounts receivable, related party	-	30,000
Inventories, net	-	-
Prepaid expenses and other current assets	122,000	-
Investment in trading securities	3,103,000	-
Assets of discontinued operations	351,000	879,000
Total Current Assets	3,667,000	1,558,000

Property and equipment, net	798,000	769,000
Total Assets	$4,465,000	$2,327,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$17,000	$47,000
Accrued expenses	5,000	10,000
Accrued payroll to a former officer	536,000	286,000
Convertible notes payable	59,000	55,000
Loan payable– current portion	36,000	-
Loans payable, related party – current portion	1,551,000	2,619,000
Liabilities of discontinued operations	348,000	1,174,000
Total Current Liabilities	2,552,000	4,191,000

Loans payable, net of current portion	265,000	-

Total Liabilities	2,817,000	4,191,000

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 97,848,735 and 95,970,735 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10,000	10,000
Additional paid-in-capital	17,791,000	17,435,000
Accumulated deficit	(16,153,000)	(19,309,000)
Total Shareholders’ Equity (Deficit)	1,648,000	(1,864,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,465,000	$2,327,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales	$21,000	$1,000	$23,000	$2,000
Cost of goods sold	-	1,000	3,000	1,000
Gross profit	21,000	-	20,000	1,000

Operating expenses
Selling, general and administrative expenses	224,000	163,000	799,000	494,000
Product development costs	2,000	31,000	41,000	119,000
Total operating expenses	226,000	194,000	840,000	613,000

Loss from operations	(205,000)	(194,000)	(820,000)	(612,000)

Other income (expense)
Other income, net	22,000	-	3,000	-
Lease income, related party	15,000		45,000
Gain on extinguishment of debt	52,000	-	52,000	-
Gain on extinguishment of debt, related party	9,000	-	9,000	-
Unrealized (loss) gain	(9,000)	-	195,000	-
Interest income, net	7,000	-	7,000	-
Interest expense	(8,000)	-	(17,000)	-
Interest expense, related party	(25,000)	(40,000)	(75,000)	(116,000)
Total other income (expense)	63,000	(40,000)	219,000	(116,000)

Net Loss From Continuing operations	(142,000)	(234,000)	(601,000)	(728,000)
Net Income From Sale of Discontinued operations	-	-	3,915,000	-
Net Income (Loss) From Discontinued operations	(7,000)	87,000	(158,000)	288,000
Net (Loss) Income	$(149,000)	$(147,000)	$3,156,000	$(440,000)

Basic loss per share from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.08)
Basic income per share from sale of discontinued operations	-	-	0.04	-
Basic income (loss) per share from discontinued operations	$0.00	$0.00	$(0.00)	$0.03
Diluted income (loss) per share	$(0.00)	$(0.00)	$0.03	$(0.05)

Weighted average common shares outstanding, basic and diluted	97,834,996	92,122,171	97310,548	91,036,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three and Nine Months ended September 30, 2021

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Be Issued	Deficit	Deficit
Balance, December 31, 2020	-	$-	95,970,735	$10,000	$17,435,000	$-	$(19,309,000)	$(1,864,000)
Net proceeds from sale of common stock	-	-	1,005,000	-	150,000	-	-	150,000
Net Loss	-	-	-	-	-	-	(148,000)	(148,000)
Balance, March 31, 2021	-	-	96,975,735	10,000	17,585,000	-	(19,457,000)	(1,862,000)
Proceeds from sale of common stock	-	-	1,007,000		151,000	7,000	-	158,000
Shares returned	-	-	(500,000)	-	-	-	-	-
Common stock issued for services	-	-	350,000	-	55,000	-	-	55,000
Net Income	-	-	-	-	-		3,453,000	3,453,000
Balance, June 30, 2021	-	-	97,832,735	10,000	17,791,000	7,000	(16,004,000)	1,804,000
Common stock issued	-	-	16,000	-	-	(7,000)	-	(7,000)
Net Loss	-	-	-	-	-	-	(149,000)	(149,000)
Balance, September 30, 2021	-	$-	97,848,735	$10,000	$17,791,000	$-	$(16,153,000)	$1,648,000

Three and Nine Months ended September 30, 2020

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	-	$-	90,347,526	$9,000	$16,447,000	$(19,794,000)	$(3,338,000)
Proceeds from sale of common stock	-	-	200,000	1,000	49,000	-	50,000
Net Loss	-	-	-	-	-	(129,000)	(129,000)
Balance, March 31, 2020	-	-	90,547,526	10,000	16,496,000	$(19,923,000)	$(3,417,000)
Common stock issued for convertible debt	-	-	24,000	-	6,000	-	6,000
Common stock issued for services	-	-	125,000	-	31,000	-	31,000
Net Loss	-	-	-	-	-	(164,000)	(164,000)
Balance, June 30, 2020	-	-	90,696,526	10,000	16,533,000	(20,087,000)	(3,544,000)
Proceeds from sale of common stock	-	-	2,392,000	-	349,000	-	349,000
Common stock issued for convertible debt	-	-	153,068	-	38,000	-	38,000
Net Loss	-	-	-	-	-	(147,000)	(147,000)
Balance, September 30, 2020	-	$-	93,241,594	$10,000	$16,920,000	$(20,234,000)	$(3,304,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net Loss from Continuing Operations	$(601,000)	$(728,000)
Income from sale of Discontinued Operations	3,915,000	-
Net (Loss) Income from Discontinued Operations	(158,000)	288,000
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	39,000	51,000
Amortization of right of use asset	-	26,000
Amortization of debt discount	8,000	14,000
Stock issued for services	55,000	31,000
Unrealized Gain	(195,000)	-
Gain on extinguishment of debt	(52,000)	-
Accrued interest on loans	4,000	19,000
Accrued interest on related party loans	91,000	94,000
Changes in Assets and Liabilities
Accounts receivable	40,000	40,000
Inventories	-	-
Prepaid expenses and other	(22,000)	-
Accounts payable	(30,000)	35,000
Accrued expenses	(13,000)	(1,000)
Accrued payroll to a former officer	250,000	(26,000)
Operating cashflow from discontinued operations	(24,000)	(232,000)
Net cash provided by (used in) operating activities	3,307,000	(389,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(63,000)	(769,000)
Investment in trading securities	(3,800,000)	-
Sale of fixed assets	400,000	-
Proceeds from trading securities	892,000	-
Net cash used in investing activities	(2,571,000)	(769,000)

Cash Flows from Financing Activities
Proceeds from sale of common stock	308,000	399,000
Proceeds from secured convertible note payable	-	227,000
Proceeds from loans payable	177,000	730,000
Payment of loans payable	(161,000)	(224,000)
Payment of finance lease	-	(2,000)
Proceeds from notes payable related party	-	408,000
Payments on notes payable related party	(1,077,000)	(400,000)
Net cash (used in) provided by financing activities	(753,000)	1,138,000

Net decrease in cash and cash equivalents	(17,000)	(20,000)
Cash and cash equivalents beginning of period	108,000	107,000
Cash and cash equivalents end of period	$91,000	$87,000

Supplemental Cash Flow Information
Interest paid	$60,000	$50,000
Taxes paid	$-	$-

Non-cash Financing Activities
Offset lease receivable, related party with notes payable, related party	$45,000	$-

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND LIQUIDITY

The accompanying interim condensed financial statements of the US Lighting Group, Inc. (the “Company”) are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The balance sheet as of December 31, 2020 is derived from the Company’s audited financial statements.

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

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

During the nine months ended September 30, 2021, the Company realized net income of $3,156,000 and cash provided by operating activities was $3,307,000, compared to cash used in operating activities of $389,000 in the prior year period. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued.

At September 30, 2021, the Company had cash on hand in the amount of $91,000. Management estimates that the current cash funds and liquid investments on hand will be sufficient to continue operations through December 31, 2021. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our stockholders, in the case or equity financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Intellitronix Corp. and Cortes Campers, LLC. All intercompany transactions and balances have been eliminated in consolidation.

On January 11, 2021, the Company created a new subsidiary called Cortes Campers, LLC, domiciled in Wyoming. Cortes Campers, LLC was created to market tow behind travel trailers for the recreational vehicle market and. The division was in the early stage of revenue generation as of the date of this report. Cortes Campers, LLC is 99% owned by the Company and 1% owned by Paul Spivak, the Company’s former CEO.

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

Warrants to acquire 20,000 shares of common stock, and 226,356 shares of common stock issuable under convertible note agreements, have been excluded from the calculation of weighted average common shares outstanding at September 30, 2021, as their effect would have been anti-dilutive. Warrants to acquire 4,104,000 shares of common stock have been excluded from the calculation of weighted average common shares outstanding at September 30, 2020, as their effect would have been anti-dilutive.

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

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At September 30, 2021 and December 31, 2020, the Company determined that no allowance for doubtful accounts was necessary.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. The Company’s inventories as of September 30, 2021 and December 31, 2020 are included in discontinued operations.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At September 30, 2021 and December 31, 2020, the Company determined that no reserve for excess and obsolete inventory was necessary.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company did not record an impairment loss for the nine months ended September 30, 2021 and 2020.

Product Development Costs

Product development costs are expensed in the period incurred. The costs primarily consist of prototype and testing costs. Product development costs for the nine months ended September 30, 2021 and 2020, were $41,000 and $119,000, respectively.

Shipping and Handling Costs

The Company’s shipping and handling costs relating to inbound and outbound freight are reported as cost of goods sold in the consolidated Statements of Operations. The Company classifies amounts billed to customers for shipping fees as revenues.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company has recorded a valuation allowance against its deferred tax assets as of September 30, 2021 and December 31, 2020.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising costs from continuing operations were $11,000 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

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

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of September 30, 2021 and December 31, 2020, and consist of the following:

	September 30, 2021	December 31, 2020
Current Assets of Discontinued Operations:
Prepaid expenses and other current assets	$73,000	$17,000
Inventory	-	212,000
Property and equipment	278,000	650,000
Total Current Assets of Discontinued Operations:	$351,000	$879,000

Current Liabilities of Discontinued Operations:
Accounts payable	$10,000	$316,000
Accrued expenses	75,000	94,000
Accrued payroll to an officer	-	156,000
Notes payable	263,000	608,000
Total Current Liabilities of Discontinued Operations:	$348,000	$1,174,000

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three months and nine months ended September 30, 2021 and 2020, have been reflected as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, and consist of the following.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales from discontinued operations	$-	$961,000	$1,484,000	$2,522,000
Cost of goods sold of discontinued operations	-	525,000	593,000	1,129,000
Gross profit of discontinued operations	-	436,000	891,000	1,393,000

Operating expenses of discontinued operations:
Selling, general and administrative expenses	14,000	240,000	956,000	843,000
Product development costs	2,000	80,000	82,000	212,000
Total operating expenses of discontinued operations	16,000	320,000	1,038,000	1,055,000

Operating loss from discontinued operations	(16,000)	116,000	(147,000)	338,000

Other income (expense) of discontinued operations:
Gain on sale of assets	-	-	3,915,000	-
Other income - related party	-	-	30,000	-
Other income	10,000		20,000
Interest expense	(1,000)	(29,000)	(61,000)	(50,000)
Total other income (expense)	9,000	(29,000)	3,904,000	(50,000)

Net Income from discontinued operations	$(7,000)	$87,000	$3,757,000	$288,000

NOTE 4 – INVESTMENT IN TRADING SECURITIES

On May 17, 2020, the Company purchased $3,800,000 of various mutual fund assets from Ameriprise Investments. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of September 30, 2021, the shares of Ameriprise have a reported market value of $3,103,000. The Company has adjusted the reported amounts for these investments to market value resulting in an unrealized gain reported of $195,000.

The source of the $3,800,000 that the Company used to purchase various mutual fund assets from Ameriprise Investments was the sale of certain assets of Intellitronix Corporation that was consummated on May 14, 2021. The Company purchased the shares of Ameriprise Investments in order to provide shareholders of the Company with a reasonable rate of return while deciding how to deploy these funds towards its planned business operations. However, as a result of this purchase by the Company of mutual fund assets from Ameriprise Investments, the Company may be deemed to be an “investment company” under the Investment Company Act of 1 Investment Company Act of 1940 (the “Investment Company Act”).

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

As of September 30,2021, the Company owned securities that comprised 33% of the value of the Company’s total assets on a consolidated basis.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment for continuing operations consist of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Building and improvements	$664,000	$645,000
Land	96,000	96,000
Vehicles	163,000	113,000
Office equipment	5,000	5,000
Furniture and fixtures	22,000	22,000
Total property and equipment cost	950,000	881,000
Less: accumulated depreciation and amortization	(152,000)	(112,000)
Property and equipment, net	$798,000	$769,000

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $39,000 and $51,000, respectively.

NOTE 6 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s President and CEO (Paul Spivak) voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s President and CEO was $536,000 and $442,000 as of September 30, 2021 and December 31, 2020, respectively.

As of the date of this report, Paul Spivak is no longer an executive officer or director of the Company.

NOTE 7 – LINE OF CREDIT

On April 28, 2020, the Company obtained a $50,000 unsecured line of credit from KeyBank. The line of credit currently carries an interest rate the prime rate plus 3.86% , currently 7.11% per annum. The balance outstanding on the line of credit was $48,000 and $49,000 at September 30, 2021 and December 31, 2020, respectively. The line of credit is part of discontinued operations.

NOTE 8 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Loan payable to officers/shareholders (a)	$1,080,000	$2,130,000
Loan payable to related party (b)	125,000	125,000
Loan payable to related party – past due (c)	-	34,000
Loan payable to related party – (d)	346,000	330,000
Total loans payable to related parties	1,551,000	2,619,000
Loans payable to related parties, current portion	(1,551,000)	(2,619,000)
Loans payable to related parties, net of current portion	$-	$-

a.	On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s President and majority shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matures in December 2021, requires monthly payments of $74,000, carries an interest rate of 6.25%, and is secured by the assets of Intellitronix Corporation. The loan balance on December 31, 2020, including accrued interest, was $2,130,000. During the nine months ended September 30, 2021, the Company accrued interest of $75,000 and made principal loan payments of $1,125,000, leaving a balance outstanding of $1,080,000 at September 30, 2021.

b.	During the year ended December 31, 2017, the Company’s President and majority shareholder, contributed $125,000 of working capital to the Company. The contributed working capital balance were converted into a loan with no interest rate, and due on demand. The loan balance was $125,000 on both September 30, 2021 and December 31, 2020.

c.	In July 2016, the Company assumed an obligation of Solei Systems, Inc, an entity owned by the Company’s President and shareholder. The Company agreed to enter into a note agreement with Huntington National Bank for $60,000. The loan has an interest rate of 6.00% and requires a monthly payment of $1,000. The loan balance on December 31, 2020 was $34,000. During the six months ended June 30, 2021, the Company and Huntington National Bank agreed to settle the past due loan and interest balance for a total of $25,000, and the Company recorded a gain on extinguishment of debt for $9,000, leaving no balance remaining at September 30, 2021.

d.	On April 24, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with the Company’s President and majority shareholder, Paul Spivak (the “Lender”), pursuant to which the Company borrowed $408,000 from the Lender. The Loan has a term of twelve months and carries an interest rate of 6.00%. The loan balance on December 31, 2020 was $330,000. During the nine months ended September 30, 2021, the Company accrued interest of $16,000, leaving a balance outstanding of $346,000 at September 30, 2021.

NOTE 9 – LOANS PAYABLE

Loan payable for continuing operations consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Secured promissory note (c)	-	86,000
Secured promissory note (d)	263,000	265,000
Vehicle loans (e)	37,000	-
Equipment loan (g)	-	17,000
Equipment loan (h)	81,000	-
SBA PPP Loan (i)	-
Loan discount	-	(8,000)
Total loans payable	300,000	559,000
Loans payable, current portion	(35,000)	(163,000)
Loans payable, net of current portion	$265,000	$396,000

a.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s Chief Executive Officer and secured by the Company’s real estate. The loan balance on December 31, 2020 was $265,000. During the nine months ended September 30, 2021, the Company made principal payments of $2,000, leaving a total of $263,000 owed at September 30, 2021.

b.	The Company purchases for its Chief Executive Officer and for research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. During the nine months ended September, 2021, the Company purchased a vehicle for $40,000, with a 72 month loan term, and an interest rate of 4.15%, and made total principal payments of $3,000 on its vehicle loans, leaving a loan balance of $37,000 at September 30, 2021.

c.	On February 22, 2021, the Company entered into a $86,000 term loan with CIT Bank related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 9.96% per annum, and is personally guaranteed by the Company’s CEO. During the nine months ended September 30, 2021, the Company made principal payments of $8,000, leaving a total of $78,000 owed at September 30, 2021.

d.	On April 27, 2021, the Company was granted a loan (the “PPP loan”) from Huntington Bank in the aggregate amount of $52,000 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated April 27, 2021, matures on April 27, 2022, bears interest at a rate of 1% per annum, is unsecured and guaranteed by the U.S. Small Business Administration (SBA). Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The PPP loan was forgiven on September 24, 2021. Accordingly, a $52,000 gain was recorded.

NOTE 10 – CONVERTIBLE SECURED NOTES PAYABLE

The Company issued convertible secured debentures (“Convertible Notes”) to accredited investors with interest at 10% per annum, a term of eighteen months, and secured by all of the assets of the Company and its subsidiaries. The Convertible Notes provide a conversion right, in which the principal amount of the Convertible Notes, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at $0.25 per share. The Convertible Notes balance on December 31, 2020, including accrued interest of $5,000, was $55,000. During the nine months ended September 30, 2021, the Company accrued additional interest of $4,000, leaving a total of $59,000 owed at September 30, 2021. As of September 30, 2021, the Convertible Notes were convertible into 236,000 shares of common stock.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the nine months ended September 30, 2021 and 2020, the Company received proceeds of $301,000 and $50,000 on the private placement of 2,012,000 and 200,000 shares of common stock, at an average price of $0.15 and $0.25 per share, respectively.

During the nine months ended September 30, 2021, the Company issued 350,000 shares of common stock for services for total non-cash expense of $55,000.

During the nine months ended September 30, 2021, 500,000 shares of common stock were returned to the treasury.

During the nine months ended September 30, 2021, 16,000 shares of common stock were issued to correct for an issuance of shares in 2020.

Summary of Warrants

A summary of warrants for the period ended September 30, 2021, is as follows:

	Number of	Weighted Average Exercise
	Warrants	Price
Balance outstanding, December 31, 2020	20,000	0.25
Warrants granted	-	-
Warrants exercised	(20,000)	-
Warrants expired or forfeited	-	-
Balance outstanding, September 30, 2021	-	$-
Balance exercisable, September 30, 2021	-	$-

In conjunction with the sale of a portion of the common shares issued as part of its private placement offering discussed above, the Company issued eighteen-month warrants to purchase shares of common stock at an exercise price of $0.25.

NOTE 12 – LEGAL PROCEEDINGS

On June 8, 2021, Paul Spivak, former Chief Executive Officer of the Company was arrested for conspiracy to commit securities fraud. Upon his arrest, the Company learned that on June 7, 2021, a Criminal Complaint was filed against Mr. Spivak in the United States District Court for the Northern District of Ohio, Case No. 1:21MJ4128-JDG. The charges in the Criminal Complaint specified that from in and around February 2021 through current, within the Northern District of Ohio and elsewhere, the defendants PAUL SPIVAK, together with others, conspired to commit an offense, that is securities fraud in that he knowingly and intentionally attempted to execute a scheme and artifice to defraud investors and potential investors in connection with US Lighting Group, Inc. to obtain money and property from investors and potential investors by means of materially false and fraudulent pretenses, representations, and promises in connection with purchases and sales of securities of issuers, specifically US Lighting Group, Inc. in violation of Title 15, United States Code, Sections 78j(b), 78ff, Title 17; Code of Federal Regulations, Sections 240.10b-5, and Title 18, United States Code, Section 371. The Company has been advised that Mr. Spivak has pleaded not guilty to the charges.

NOTE 13 – SUBSEQUENT EVENTS

On October 8, 2021, a superseding indictment was unsealed in the United States District Court for the Northern District of Ohio (Case No. 1:21CR491) that included charges against several individuals, including Mr. Spivak and Ms. Smirnova. The charges in the superseding indictment included the following:

●	That from in or around 2016, through in or around 2019, Mr. Spivak, Ms. Smirnova and others knowingly and intentionally conspired to commit securities fraud in that they knowingly and willfully, by the use of the means and instrumentalities of interstate commerce and of the mails, used and employed manipulative and deceptive devices and contrivances in connection with the purchase and sale of securities by (a) employing devices, schemes and artifices to defraud; (b) making and causing to be made false statements of material fact and omitting material facts that were necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading; and (c) engaging in acts, practices and courses of business which operated and would operate as a fraud and deceit upon any persons, including members of the investing public and sellers and purchasers of US Lighting Group, Inc.’s (the “Company”) securities, in violation of Title 15, United States Code, Sections 78j(b) and 78ff, and Title 17, Code of Federal Regulations, Section 10b-5.

●	That from on or around February 15, 2021, through on or about June 7, 2021, Mr. Spivak, Ms. Smirnova and others knowingly and intentionally conspired to commit securities fraud in that they knowingly and willfully, by the use of the means and instrumentalities of interstate commerce and of the mails, used and employed manipulative and deceptive devices and contrivances in connection with the purchase and sale of securities by (a) employing devices, schemes and artifices to defraud; (b) making and causing to be made false statements of material fact and omitting material facts that were necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading; and (c) engaging in acts, practices and courses of business which operated and would operate as a fraud and deceit upon any persons, including members of the investing public and sellers and purchasers of the Company’s securities, in violation of Title 15, United States Code, Sections 78j(b) and 78ff, and Title 17, Code of Federal Regulations, Section 10b-5.

●	That on certain dates from 2016 to 2021, Mr. Spivak, among others, knowingly and willfully committed securities fraud in that he knowingly and willfully, by the use of the means and instrumentalities of interstate commerce and of the mails, used and employed manipulative and deceptive devices and contrivances in connection with the purchase and sale of securities by (a) employing devices, schemes and artifices to defraud; (b) making and causing to be made false statements of material fact and omitting material facts that were necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading; and (c) engaging in acts, practices and courses of business which operated and would operate as a fraud and deceit upon any persons, including members of the investing public and sellers and purchasers of the Company’s securities, in violation of Title 15, United States Code, Sections 78j(b) and 78ff, Title 17, Code of Federal Regulations, Section 10b-5, and United States Code, Section 2.

●	That from in or around 2016, through in or around 2019, Mr. Spivak, among others, knowingly committed wire fraud in violation of Title 18, United States Code, Sections 1343 and 2.

●	That from on or about February 15, 2021, through on or about June 7, 2021, Mr. Spivak, among others, knowingly committed wire fraud in violation of Title 18, United States Code, Sections 1343 and 2.

The Company has been advised that Mr. Spivak has pleaded not guilty to the charges, and Ms. Smirnova intends to plead not guilty to the charges. Both have advised that they intend to deny the charges and intend to vehemently defend themselves against these charges. The Company has not been named in the superseding indictment and is unable to know the eventual outcome, timing and course of actions of this matter.

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

The Company has several operating subsidiaries that engage in various lines of business, as follows:

●	Intellitronix Corp. was acquired by the Company on December 1, 2016. Intellitronix Corp. is a designer and a US-based manufacturer of automotive electronic products such as digital and analog gauges, energy management systems and ignition boxes. The products are sold through aftermarket distributors, as well consumer direct and through some OEM channels. Most operating assets of Intellitronix Corp. were sold on May 14th, 2021 to Ohio INTX Cooperative. US Lighting Group continues to explore and develop electronic microprocessor controlled products for the RV industry.

●	On January 11, 2021, the Company created a new subsidiary called Cortes Campers, LLC, domiciled in Wyoming. Cortes Campers, LLC was created to market tow behind travel trailers for the recreational vehicle market and has started to generate sales as of the date of this report.

●	US Lighting Group, Inc created a new subsidiary called Fusion X Marine, LLC on April 12, 2021, domiciled in Wyoming, to sell boats and other related products to the recreational marine market.

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

US Lighting Group is looking at other industries such as RV electronics, but the products are still in the early development stage.

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

Distribution

During the nine months ended September 30, 2021, Intellitronix had three sales channels, including Intellitronix branded automotive product lines sold through business-to-consumer (B2C) and retail channels, business-to-business (B2B) and private labeled product lines, and original equipment manufacturers (OEM). For OEM customers, Intellitronix provides design and manufacturing services to meet original equipment manufacturer’s specifications, and these products are incorporated in the new vehicles. The most recent projects have been completed in the growing RV industry, meeting all applicable safety standards. Intellitronix’ customers include O’Reilly Auto Parts, Summit Racing Equipment, JEGS, Kawasaki Motors, Coachman RV, US Auto Parts, CJ Pony Parts, Corvette Central, Mid America Motorworks, Eckler’s, and others. W Intellitronix’ products are also sold through eBay, Amazon, and other e-commerce platforms.

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

By utilizing the latest in lightweight aerospace materials, Cortes Campers aims to offer a camper that is immune to corrosion, rust and rot, extremely lightweight all at a price that competes with traditional campers on the market.

The development of the first molded fiberglass trailer has been completed, and the Company has started developing it’s distribution network.. Cortes Campers is currently set up to purchase units from Mig Marine Corp., a related party which is 100% owned by Paul Spivak, former US Lighting Group CEO, however no formal supply agreement is currently in place. Mig Marine Corp. is also a tenant of US Lighting Group

There are two patents pending on the technology related to Cortes Campers products - however no formal licensing agreement currently exists between the inventor, Paul Spivak, and US Lighting Group.

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

Results of Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Our revenue, operating expenses, and net loss from continuing operations for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, were as follows:

	For the three months ended September 30,			Percentage Change
	2021	2020	Change	Inc. (Dec.)
Total Sales, net	21,000	1,000	20,000	(2,000)%
Total Cost of goods sold	-	1,000	(1,000)	(100)%
Gross profit	21,000	-	21,000	100%

Operating expenses
Selling, general and administrative expenses	224,000	163,000	61,000	37%
Product development costs	2,000	31,000	(29,000)	(94)%
Total operating expenses	226,000	194,000	32,000	16%
Loss from operations	(205,000)	(194,000)	(11,000)	6%
Other income (expense)	63,000	(40,000)	103,000	(258)%
Net Loss	$(142,000)	$(234,000)	$92,000	(39)%

Sales

Total Sales from continuing operations increased by $20,000 to $21,000 for the three months ended September 30, 2021, compared to $1,000 for the three months ended September 30, 2020. The increase in sales is attributed to new sales through its Cortes Campers subsidiary.

Cost of Goods Sold

Cost of goods sold from continuing operations decreased by $1,000 (100%) to $0 for the three months ended September 30, 2021, compared to $1,000 for the three months ended September 30, 2020.

Operating Expenses

Operating expenses include selling, general and administrative expenses, and product development costs.

Selling, general and administrative expenses from continuing operations increased by $61,000 (37%) to $224,000 for the three months ended September 30, 2021, compared to $163,000 for the three months ended September 30, 2020. The increase in selling, general and administrative expenses is primarily attributable to increased personnel costs.

Product development costs decreased by $29,000 (94%) to $2,000 for the three months ended September 30, 2021, compared to $31,000 for the three months ended September 30, 2020. The decrease in product development costs is primarily attributable a focus on fewer new products with higher margins.

Loss from Operations

Loss from continuing operations increased to approximately $205,000 during the three months ended September 30, 2021, compared to a loss from continuing operations of $194,000 during the three months ended September 30, 2020. The increase in loss from operations was primarily attributable to increased personnel costs, offset by lower product development costs.

Other Expense

Other income from continuing operations for the three months ended September 30, 2021 was $63,000, as compared to other expense of $40,000 for the three months ended September 30, 2020. During the three months ended September 30, 2021, we recorded a gain on PPP loan forgiveness of $52,000 an unrealized loss of $9,000 and dividend and interest income of $7,000. Total interest expense for the three months ended September 30, 2021 was $33,000, as compared to $40,000 for the three months ended September 30, 2020.

Net Loss

Net loss from continuing operations was $149,000 during the three months ended September 30, 2020, compared to a net loss of $234,000 for the three months ended September 30, 2020.

Results of Operations for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Our revenue, operating expenses, and net loss from operations for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, were as follows:

	For the nine months ended September 30,			Percentage Change
	2021	2020	Change	Inc. (Dec.)
Total Sales, net	23,000	2,000	21,000	(1,050)%
Total Cost of goods sold	3,000	1,000	2,000	(200)%
Gross profit	20,000	1,000	19,000	(1,900)%

Operating expenses
Selling, general and administrative expenses	799,000	494,000	305,000	62%
Product development costs	41,000	119,000	(78,000)	(66)%
Total operating expenses	840,000	613,000	227,000	37%
Loss from operations	(820,000)	(612,000)	(208,000)	34%
Other income (expense)	219,000	(116,000)	335,000	(289)%
Net Loss	$(601,000)	$(728,000)	$127,000	(17)%

Sales

Total Sales from continuing operations increased by $21,000 to $23,000 for the nine months ended September 30, 2021, compared to $2,000 for the nine months ended September 30, 2020. The increase in sales is attributed to new sales through its Cortes Campers subsidiary.

Cost of Goods Sold

Cost of goods sold from continuing operations increased by $2,000 (200%) to $3,000 for the nine months ended September 30, 2021, compared to $1,000 for the nine months ended September 30, 2020.

Operating Expenses

Operating expenses include selling, general and administrative expenses, and product development costs.

Selling, general and administrative expenses from continuing operations increased by $305,000 (62%) to $799,000 for the nine months ended September 30, 2021, compared to $494,000 for the nine months ended September 30, 2020. The increase in selling, general and administrative expenses is primarily attributable to a $212,000 sales commission on the sale of Intellitronix, a $150,000 legal settlement on the Kunzman lawsuit, increased legal fees and personnel costs.

Product development costs decreased by $78,000 (66%) to $41,000 for the nine months ended September 30, 2021, compared to $119,000 for the nine months ended September 30, 2020. The decrease in product development costs is primarily attributable a focus on fewer new products with higher margins.

Loss from Operations

Loss from continuing operations increased to approximately $820,000 during the nine months ended September 30, 2021, compared to a loss from operations of $612,000 during the nine months ended September 30, 2020. The increase in loss from operations was due to increased operating expenses, as discussed above.

Other Income / Expense

Other income from continuing operations for the nine months ended September 30, 2021 was $219,000, as compared to other expense of $116,000 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we recorded a gain on forgiveness of PPP debt of $52,000 an unrealized gain of $195,000 and dividend and interest income of $7,000 related to investments. Total interest expense for the nine months ended September 30, 2021 was $92,000, as compared to $116,000 for the nine months ended September 30, 2020.

Net Loss

Net loss from continuing operations was $601,000 during the nine months ended September 30, 2020, compared to a net loss of $728,000 for the nine months ended September 30, 2020. The change from a net loss to net income is primarily due to the recognition of other income as discussed above.

Liquidity and Capital Resources

The following summarizes our cash flow activity for the nine months ended September 30, 2021 and 2020:

Cash Flows

	For the Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) Operating Activities	$3,307,000	$(389,000)
Net cash used in Investing Activities	(2,571,000)	(769,000)
Net cash (used in) provided by Financing Activities	(753,000)	1,138,000
Decrease in cash during the period	(17,000)	(20,000)
Cash, Beginning of Period	108,000	107,000
Cash, End of Period	$91,000	$87,000

Net cash provided by operating activities for the nine months ended September 30, 2021 totaled 3,307,000, compared to net cash used in operating activities for the nine months ended September 30, 2020 of $389,000. The improvement in net cash provided by operating activities for the nine months ended September 30, 2021 was primarily due to the sale of selected Intellitronix assets.

Net cash used in investing activities was approximately $2,571,000 for the nine months ended September 30, 2021, compared to $769,000 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company purchased production equipment for $63,000, a vehicle for $40,000, and other property and equipment for $23,000. We also received $400,000 from the sale of fixed assets and used $3,800,000 for the purchase of securities. Net cash used in investing activities was approximately $769,000 for nine months ended September 30, 2020 and relates to the purchase of real property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2021 was $753,000 and included proceeds of $308,000 received in the private placement of common stock, and $177,000 from proceeds from the issuance of loans payable. These proceeds were offset by the repayment of $161,000 of loans payable, and repayment of $1,077,000 of notes payable to a related party. Net cash provided by financing activities for the nine months ended September 30, 2020 was $1,138,000 and included $399,000 of proceeds from the private placement of common stock, $227,000 from the issuance of secured convertible promissory notes, $730,000 in proceeds from loans payable, and $408,000 in proceeds from notes payable to a related party. These proceeds were offset by the payment of $2,000 on a finance lease, repayment of $224,000 of notes payable, and repayment of $400,000 of notes payable to a related party.

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

Loans Payable to Related Parties

On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s President and shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matures in December 2021, requires monthly payments of $74,000, carries an interest rate of 6.25%, and is secured by the assets of Intellitronix Corporation. The loan balance on September 30, 2021 and December 31, 2020, including accrued interest, was $1,080,000 and $2,130,000.

During the year ended December 31, 2017, the Company’s President and shareholder, contributed $125,000 of working capital to the Company. The contributed working capital balance were converted into a loan with no interest rate, and due on demand. The loan balance was $125,000 on both September 30, 2021 and December 31, 2020.

On April 24, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with the Company’s President and shareholder, Paul Spivak (the “Lender”), pursuant to which the Company borrowed $408,000 from the Lender. The Loan has a term of twelve months and carries an interest rate of 6.00%. The loan balance on September 30, 2021 and December 31, 2020, including accrued interest, was $346,000 and $330,000.

Loans Payable

On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s Chief Executive Officer and secured by the Company’s real estate. The loan balance on September 30, 2021 and December 31, 2020, was $263,000 and $265,000, respectively.

The Company purchases vehicles for its Chief Executive Officer and for research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. During the nine months ended June 30, 2021, the Company purchased a vehicle for $40,000, with a 72 month loan term, and an interest rate of 4.15%, and made total principal payments of $3,000 on its vehicle loan. The aggregate loan balance on September 30, 2021 and December 31, 2020, was $37,000 and $0, respectively.

On February 22, 2021, the Company entered into a $86,000 term loan with CIT Bank related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 9.96% per annum, and is personally guaranteed by the Company’s CEO. During the nine months ended September 30, 2021, the Company made principal payments of $8,000, leaving a total of $78,000 owed at September 30, 2021.

On April 27, 2021, the Company was granted a loan (the “PPP loan”) from Huntington Bank in the aggregate amount of $52,000 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated April 27, 2021, matures on April 27, 2022, bears interest at a rate of 1% per annum, is unsecured and guaranteed by the U.S. Small Business Administration (SBA). Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. On September 24, 2021 the PPP loan was forgiven in full, leaving a total of $0 owed at September 30, 2021.

Convertible Secured Notes Payable

The Company issued convertible secured debentures (“Convertible Notes”) to accredited investors with interest at 10% per annum, a term of eighteen months, and secured by all of the assets of the Company and its subsidiaries. The Convertible Notes provide a conversion right, in which the principal amount of the Convertible Notes, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at $0.25 per share. The Convertible Notes balance on September 30, 2021 and December 31, 2020, was $59,000 and $55,000, respectively. As of September 30, 2021, the Convertible Notes were convertible into 236,000 shares of common stock.

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

Based on management’s evaluation, we concluded that, as of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weaknesses in our internal control over financial reporting were identified by management as of September 30, 2021:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2021, the Company received proceeds of $301,000 on the private placement of 2,012,000 shares of common stock, at an average price of $0.15 per share. The Company has not yet deployed the proceeds from this offering, but intends to use the proceeds to pay for ongoing public company obligations (auditors, legal, etc.) as well as other operational costs, such as transfer agents and investor relations services.

During the nine months ended September 30, 2021, the Company issued 350,000 shares of common stock, 300,000 of which were issued to a third-party service provider as non-cash compensation for consulting services provided to the Company, and 50,0000 of which were issued to settle a sales commission invoice from a third-party service provider, for total non-cash expense of $55,000.

During the nine months ended September 30, 2021, 16,000 shares of common stock was issued to correct an issuance of shares in 2020.

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

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement between Intellitronix Corporation, US Lighting Group, Inc., and Ohio INTX Cooperative dated May 14, 2021 (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed May 19, 2021)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. cSection 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from US Lighting Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US LIGHTING GROUP, INC.

Date: November 12, 2021	By:	/s/ ANTHONY CORPORA
Anthony Corpora
Chief Executive Officer (Principal executive officer)

Date: November 12, 2021	By:	/s/ STEVEN E. EISENBERG
Steven E. Eisenberg
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)