Form 10-K
period 2021-12-31
U.S. Lighting Group, Inc.
filed 2022-06-30
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter, based on the closing sales price of the common stock of $.22 per share, as quoted on the OTC Marketplace was $21,523,000.

As of June 30, 2022, there were 97,848,735 shares of registrant’s common stock outstanding.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, insufficient cash flows and resulting illiquidity, our inability to expand our business, the COVID-19 pandemic and measures intended to reduce its spread, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

ii

ITEM 1. DESCRIPTION OF BUSINESS

Overview

US Lighting Group, Inc. (the “Company”) was originally incorporated in the State of Florida on October 17, 2003, under the name Luxurious Travel Corp., in order to develop, market and distribute a hotel booking engine software that interfaces and captures various rate channels and inventory controls for hotel reservations. The system allowed users to market, manage and sell hotel reservations, and to produce invoices, track follow up and manage customer relationships.

The Company acquired all of the issued and outstanding capital stock of US Lighting Group, Inc. (founded in 2013 in accordance with the laws of the State of Wyoming) on July 13, 2016, and the corporate name was changed on August 9, 2016, to the US Lighting Group, Inc. At the time the Company designed and manufactured commercial LED lighting, both for retrofits and new construction. Applications included commercial spaces such as board rooms, offices, factories, stores, gymnasiums, schools, hospitals, warehouses, and greenhouses, as well as some residential applications such as garages. Distribution channels included Home Depot and a chain of regional dealers.

On December 1, 2016, the Company acquired Intellitronix Corp. (“Intellitronix”), an Ohio corporation founded in 1998. Intellitronix was a designer and a US-based manufacturer of automotive electronic products such as digital and analog gauges, electronic accessories and ignition boxes. The products were sold through aftermarket distributors, as well consumer direct and through some OEM channels. At the time of acquisition Intellitronix already had access to the automotive electronics market and had an established distributor and consumer base.

Through supplying Original Equipment Manufacturers (OEM’s) with electronic components the Company was introduced to the Recreational Vehicle (RV) Industry. Management identified a fast growing and underserved niche of small, tow-behind fully molded fiberglass travel trailers. The Company started developing a new business plan to create a luxury 17’ Travel Camper to appeal to young professionals working remotely as well as retirees and other consumers intrigued by the travelling lifestyle.

On May 14, 2021, the Company entered into an agreement with Ohio INTX Cooperative, a Northeast Ohio based non-profit organization, to sell off selected assets of Intellitronix, an automotive electronics manufacturer, serving a niche market of aftermarket electronics for customer installations as well as several emerging OEM applications, to pursue the new business direction in the RV industry. Financial results for the year ending December 31, 2021, include revenue of $1,514,000 from discontinued operations of Intellitronix.

On January 11, 2021, the Company formed Cortes Campers, LLC (“Cortes Campers”), a wholly owned subsidiary, to operate its new brand of innovative travel trailers. During the second part of 2021 the Company began marketing efforts and established a dealer network as well as production planning for the 17’ Camper with the goal of starting camper deliveries in 2022.

The Company plans to expand its manufacturing footprint, enhance production techniques, and develop more products in the RV, marine, composite housing, and electronics sectors.

Cortes Campers

Industry Facts

According to Recreational Vehicle Industry Association research, the RV industry has demonstrated growth over the last several years with an unprecedented surge in 2021. Total RV shipments for 2021 increased 39.5% over the 430,412 units shipped in 2020. Towable RVs, led by conventional travel trailers, ended 2021 up 39.6% against 2020 with 544,028 wholesale shipments. 1

Reasons for growth are attributed to a general increase in popularity, rising household incomes and new demographics entering the market. The Covid-19 pandemic further fueled interest in RV recreation as more people were able to work remotely. RV trips also became a preferred mode of tourism for many Americans as the pandemic wreaked havoc on the traditional travel.

A Recreational Vehicle Industry Association study found RV ownership has increased over 62% in the last twenty years, with a record 11.2 million RV owning households. These households were split almost equally between those over and under the age of 55, with significant growth among 18-to-34-year-olds which, makes up 22 percent of the market. Additionally, 9.6 million households intend to buy an RV within the next five years. Among current RV owners who plan to buy another RV in the next five year, the numbers for Millennials and Generation Z stand out, with 84% of 18-to-34-year-olds planning to buy another RV, with a 78% preferring to buy a new model.2

According to a Facts & Factors research report, the global RV Market was estimated at USD 51 billion in 2019 and is expected to reach USD 77 billion by 2026.3

The increased demand for RV units also fuels innovation as manufacturers are looking to satisfy the needs of a new, younger demographic, most of whom are first time buyers.

Cortes Campers saw these market trends as an opportunity to introduce lightweight, towable, composite-built campers that feature luxury amenities in a small footprint.

[1]	RV Industry Association. Market Report, December 2021. https://www.rvia.org/news-insights/rv-industry-produces-600000-rvs-2021-surpassing-previous-record-19

[2]	RV Industry Association. Go RVing RV Owner Demographic Profile, December 2021 https://www.rvia.org/go-rving-rv-owner-demographic-profile?_ga=2.11314867.620999859.1646250147-1476174776.1646250147

[3]	Facts & Factors, “Recreational Vehicle (RV) Market, November 11, 2020 https://www.globenewswire.com/news-release/2020/11/11/2124945/0/en/Global-Recreational-Vehicle-RV-Market-Will-Reach-USD-77-Billion-by-2026

Principal Products

Traditional RVs are built using wooden structures and corrugated aluminum shells, also referred to in the industry as “Sticks and Tin” construction, or with aluminum skeleton and fiberglass wall panels also known as “laminated” RVs. While these methods dominate the manufacturing landscape of the industry, traditional RVs are known for frequent structural damage, mold and rot, fast deterioration, and lack the ability to perform in harsher, colder environments.

Additionally, both manufacturing techniques require highly skilled manual labor in such fields as carpentry, wood-working and interior finish.

Molded composite manufacturing, including fiberglass, has been the primary construction process for many high-tech industries such as aerospace, wind power industry and marine. Composite materials offer unparalleled structural integrity, while being lightweight and resistant to elements. Molded construction relies on the master mold, which consistently yields production units with minimal variances.

Cortes Campers’ first product is a seventeen (17) foot long single axle tow-behind molded fiberglass Camper. The innovative design further improves upon construction techniques currently used by the RV industry as described above. Drawing from expertise in the marine industry, the Company replaces all wood with composite alternatives or corrosion resistant materials, producing a truly durable camper designed to last a lifetime. Other innovations include axle-less independent suspension, corrosion resistant chassis, four-season insulation, and externally mounted propane heaters.

Amenities include a gas oven, and 3-Burner Cooktop, microwave oven, 8.0 cubic ft refrigerator, kitchen workstation, bathroom and shower, air conditioner, LED Television as well as ample storage and many large windows. The camper sleeps two and is rated at 3,500lb maximum towable weight. These amenities are not typically available in competitor campers of this size.

Manufacturing Process

The manufacturing of molded fiberglass products involves constant cycling of master molds that require curing time before the finished parts can be pulled out. Currently Cortes Campers are built out of a single mold for each body component, however, more molds can be created to increase the number of campers that can be produced. Each mold can be cycled once a day.

The fabrication schedule includes processes such as gel coat spray application, fiberglass lamination, reinforcement, curing time, cutting and final assembly.

Manufacturing is currently performed by MigMarine Corp, an affiliated entity, which rents a part of the 26,000 square foot manufacturing facility owned by the Company. It is the Company’s goal to bring manufacturing fully in house, however it has been simultaneously exploring relationships with various vendors which could be used as an outsourcing network to increase capacity.

Distribution and Current Market

Cortes Campers, has established a network of professional RV and automotive dealerships to market and distribute its products.

Dealership rights have been granted on exclusive territory basis and require dealers to purchase a minimum number of campers annually to retain their exclusive distribution rights.

While this distribution model is somewhat traditional for most RV manufacturers, it is unique to Cortes Campers when compared to other molded fiberglass travel trailer competitors, who supply their boutique-type product directly to consumers.

We believe access to established dealers with significant market presence allows Cortes Campers to achieve faster market penetration. Dealers have been very receptive to the Company’s campers, due to its unique design and additional amenities in the tow- behind camper market.

The Company continues its efforts in developing distribution partners in North America and beyond.

Patents

The Company is in the process of obtaining access to intellectual property that should enable meaningful product innovation and significant cost reductions in the future. The pending patent below for an Energy Management System has already been obtained by Cortes Campers, from the inventor, US Lighting Group’s majority shareholder.

Patent Application No.: 17/568878 ENERGY MANAGEMENT SYSTEM FOR A RECREATIONAL VEHICLE

Suppliers – International and Domestic

Raw materials utilized in composite manufacturing include fiberglass, gelcoats, and resins. Materials used in final assembly are custom fabricated chassis, water tanks, wheels and tires, appliances, electrical, plumbing and other interior components. Currently Cortes Campers’ specifications call for materials that can be sourced domestically from United States or Canadian based manufacturers and suppliers. However, many of those components have origin in Asia, and recent supply chain disruptions, driven by Covid-19 pandemic as well as increased demand for recreational vehicle components, might dramatically alter the supplier base of the Company and its vendors.

Competition

Cortes Campers directly competes with several small, molded fiberglass camper manufacturers such as Casita, Oliver Travel Trailers, and Scamp. Another notable competitor is Airstream. Indirect competition includes traditionally built tow-behind campers in the same length from large RV manufacturers such as Thor, Forest River and Jayco.

Product Safety

Cortes’ campers are registered with National Highway Traffic Safety Administration (NHTSA) and conform to all applicable safety standards.

Employees

As of December 31, 2021, we had four full-time employees.

Corporate Information

We are located in Euclid, Ohio.

Our headquarters are located at 1148 E 222nd St, Euclid, OH, 44117.

ITEM 1A. RISK FACTORS

We are a smaller reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently own real property located at 1148 East 222nd Street, Euclid, Ohio 44117. It totals 25,210 square feet of production and office space on 2.13 acres of land.

ITEM 3. LEGAL PROCEEDINGS

On June 8, 2021, Paul Spivak, former Chief Executive Officer of the Company was arrested for conspiracy to commit securities fraud. Upon his arrest, the Company learned that on June 7, 2021, a Criminal Complaint was filed against Mr. Spivak in the United States District Court for the Northern District of Ohio.

On October 8, 2021, a superseding indictment was unsealed that included additional securities fraud related charges against Mr. Spivak and Olga Smirnova (Secretary and Director, wife of Mr. Spivak), amongst others, The Company has been advised that both Mr. Spivak and Ms. Smirnova have pleaded not guilty to the charges. Both have advised that they intend to deny the charges and intend to vehemently defend themselves against these charges. The Company has not been named in the superseding indictment and is unable to know the eventual outcome, timing and course of actions of this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We are a publicly traded Company with our common stock quoted under the symbol “USLG” on the Pink Open Market (f/k/a OTC Pink) published by OTC Markets Group, Inc. (“OTC Pink”).

The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2021 and 2020, as reported by the OTC Markets Group, is set forth below.

Fiscal Year 2021, Quarter Ended:	High	Low
First Quarter	$0.44	$0.18
Second Quarter	$0.33	$0.18
Third Quarter	$0.22	$0.13
Fourth Quarter	$0.17	$0.04

Fiscal Year 2020, Quarter Ended:	High	Low
First Quarter	$0.90	$0.42
Second Quarter	$0.95	$0.37
Third Quarter	$0.53	$0.33
Fourth Quarter	$0.57	$0.12

Holders of Record

As of December 31, 2021, an aggregate of 97,848,735 shares of our common stock were issued and outstanding and were owned by approximately 428 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There is no redemption or sinking fund provisions applicable to the Common Stock. The transfer agent and registrar for our common stock is VStock Transfer, LLC., 18 Lafayette Place, Woodmere, NY 11598. Their telephone number is (212) 828-8436.

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

Recent Issuances of Unregistered Securities

Common shares issued for cash

During the year ended December 31, 2021, the Company received proceeds of $301,000 on the sale of 2,012,000 shares of common stock, at an average price of $0.15, as part of its Regulation D offerings.

Common shares issued for services

During the year ended December 31, 2021, the Company issued 350,000 shares of common stock for services, with a fair value of $55,000 at the date of grant.

During the year ended December 31, 2021, the Company issued 16,000 shares of common stock, to an individual, to remedy an issue with an issuance in the prior year.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Annual Report.

ITEM 6 – [RESERVED]

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for years ended December 31, 2021, and 2020 should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this report and with the unaudited pro forma condensed combined financial information included in this Item 7.

General Overview

On May 14, 2021, the Company entered into an agreement with Ohio INTX Cooperative, a Northeast Ohio based non-profit organization, to sell off selected assets of Intellitronix, an automotive electronics manufacturer, serving a niche market of aftermarket electronics for customer installations as well as several emerging OEM applications, to pursue the new business direction in the RV industry. Financial results for the year ending December 31, 2021, include revenue of $1,514,000 from discontinued operations of Intellitronix.

On January 11, 2021, the Company formed Cortes Campers, LLC (“Cortes Campers”), a wholly owned subsidiary, to operate its new brand of innovative travel trailers. During the second part of 2021 the Company began marketing efforts and established a dealer network as well as production planning for the 17’ Camper with the goal of starting camper deliveries in 2022.

Plan of Operations

In 2022 the Company plans to expand its manufacturing footprint, enhance production techniques, and develop more products in the RV, composite housing, marine, and electronics sectors.

Results of Operations

Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020

Sales

Total sales from continuing operations were $67,000 for the year ended December 31, 2021, compared to $43,000 for the year ended December 31, 2020, an increase of $24,000 or 55.8%. The increase in sales is attributed to new sales through our Cortes Campers subsidiary. During the current year $65,000 of the $67,000 in sales was from Cortes Campers.

Cost of Goods Sold

Cost of goods sold from continuing operations were $0 for the year ended December 31, 2021, compared to $5,000 for the year ended December 31, 2020.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) from continuing operations were $1,109,000 for the year ended December 31, 2021, compared to $694,000 for the year ended December 31, 2020, an increase of $415,000, or 59.8%. Some of our larger SG&A expense in the current year include approximately $449,000 for payroll and related costs, $223,000 for audit, accounting and legal expense, and $78,000 for adverting and marketing expense. We also incurred $55,000 for non-cash stock compensation expense. The increase over the prior year can be attributed to increased personnel costs.

Product development costs from continuing operations were $40,000 for the year ended December 31, 2021, compared to $79,000 for the year ended December 31, 2020, a decrease of $39,000 or 49.4%. The decrease in product development costs is primarily attributable a focus on fewer new products with higher margins.

Other Income / Expense

During the year ended December 31, 2021, we had total other income of $396,000. We had other income of $70,000, recognized a gain on forgiveness of PPP debt of $52,000, a combined realized and unrealized gain of $372,000 and dividend and interest income of $15,000 related to investments. Total interest expense for the year ended December 31, 2021, was $113,000, as compared to $154,000 for the year ended December 31, 2020.

Net Income (Loss)

We had a net loss from continuing operations of $686,000 for the year ended December 31, 2021, compared to $889,000 for the year ended December 31, 2020. Our net loss from continuing operations decreased in the current year was mainly due to our other income items as discussed above.

Liquidity and Capital Resources

Changes in Cash Flows

Net cash provided by operating activities for the year ended December 31, 2021, was $2,983,000, which included net cash from discontinued operation of $4,002,000, compared to $531,000, which included net cash from discontinued operation of $1,043,000, for the year ended December 31, 2020. The improvement in net cash provided by operating activities for the year ended December 31, 2021, was primarily due to the sale of selected Intellitronix assets.

Net cash used in investing activities was approximately $1,034,000 for the year ended December 31, 2021, compared to $1,303,000 for the year ended December 31, 2020. During the year ended December 31, 2021, the Company purchased property and equipment for $159,000 and used $3,800,000 for the purchase of securities from the sale of Intellitronix. We also received $400,000 from the sale of fixed assets, and $2,525,000 of proceeds from the sale of trading securities. Net cash used in investing activities was approximately $1,303,000 for year ended December 31, 2020, and relates mostly to discontinued operations.

Net cash used in financing activities for the year ended December 31, 2021, was $1,771,000 and included proceeds of $301,000 received in the private placement of common stock, and $143,000 from proceeds from the issuance of loans payable. These proceeds were offset by the repayment of $103,000 of loans payable and $2,112,000 of repayment of related party loans. Net cash provided by financing activities for year ended December 31, 2020, was $773,000 and included $683,000 of proceeds from the private placement of common stock, $196,000 from the issuance of secured convertible promissory notes, $765,000 in proceeds from loans payable, and $408,000 in proceeds from notes payable to a related party. These proceeds were offset by the payment of $2,000 on a finance lease, repayment of $36,000 of loans payable, and repayment of $832,000 of notes payable to a related party. We also had $471,000 of cash used in discontinued operations.

We have the following outstanding loans as of December 31, 2021:

On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s former President and majority shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matures in December 2021, requires monthly payments of $74,000, carries an interest rate of 6.25%, and is secured by the assets of Intellitronix Corporation. The loan balance on December 31, 2020, including accrued interest, was $2,130,000. During the year ended December 31, 2021, the Company accrued interest of $89,000 and made principal and interest payments of $1,812,000, leaving a balance outstanding of accrued interest only of $407,000 at December 31, 2021.

December 31, 2021
PayPal Working Capital Loan, net of discount (a)	$18,000
PayPal Working Capital Loan, net of discount (b)	7,000
Secured promissory note (c)	263,000
Vehicle loans (d)	127,000
Equipment loan (e)	11,000
Total loans payable	426,000
Loans payable, current portion	(344,000)
Loans payable, net of current portion	$82,000

a.	On August 12, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $216,000. The Company received net proceeds of $200,000, net of loan fees of $16,000. The loan matures in November 2022 and requires a $1,600 monthly payment. The loan balance on December 31, 2020, was $38,000. During the year ended December 31, 2021, the Company made principal payments of $20,000, leaving a total of $18,000 owed at December 31, 2021.

b.	On November 25, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $66,000. The Company received net proceeds of $50,000, net of loan fees of $16,000. The loan matures in December 2022 and requires a $600 monthly payment. The loan balance on December 31, 2020, was $14,000. During the year ended December 31, 2021, the Company made principal payments of $7,000, leaving a total of $7,000 owed at December 31, 2021.

c.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company, the Company’s former Chief Executive Officer, and secured by the Company’s real estate. The loan balance on December 31, 2020, was $265,000. During the year ended December 31, 2021, the Company made principal payments of $2,000, leaving a total of $263,000 owed at December 31, 2021.

d.	The Company purchases vehicles for employees and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on three vehicles was $105,000 at December 31, 2020, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%. During the year ended December 31, 2021, the Company purchased a vehicle for $40,000, with a 72 month loan term, and an interest rate of 4.15%, and made total principal payments of $18,000 on its vehicle loans, leaving an aggregate loan balance on three vehicles of $127,000 at December 31, 2021.

e.	On August 3, 2020, the Company entered into a $18,000 term loan with Leaf Capital related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 8.48% per annum, and is secured by the production equipment. The loan balance on December 31, 2020, was $16,000. During the year ended December 31, 2021, the Company made principal payments of $5,000, leaving a total of $11,000 owed at December 31, 2021.

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

Our significant accounting policies are more fully described in Note 2 to our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policies are subject to estimates and judgments used in the preparation of our consolidated financial statements:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of US Lighting Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Lighting Group, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statement of operations, stockholders’ equity (deficit), cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Related Party Transactions — Related Party payments and loan repayments

As described in Note 9 to the consolidated financial statements, Management repaid certain loans and accrued interest to related parties during the year. Specifically, these related parties were the former CEO Paul Spivak. Payments were also made for Paul’s wife Olga Smirnova (Current Secretary and Director of the company) and these payments reduce Paul Spivak’s related party loan balance.

The following items below were communicated to the Company and the Audit Committee and the Company’s legal counsel and addressed as part of the audit:

1.	In Fiscal year 2021, the Company paid Paul Spivak, Former CEO, approximately $1,812,338 in payments on the loan owed to him on the books. This leaves $407,037.49 of accrued interest owed to Mr. Spivak at year end and an additional $536,200.00 is owed to Mr. Spivak at year end for Accrued payroll.

2.	These payments were made in the form of personal legal invoice payments on Mr. Spivak’s behalf and on behalf of his wife Olga Smirnova (Current Secretary and Director of the Company), personal payments on his behalf, direct payments to each, cash payments and withdrawals, Car payment made on his behalf and personal payments made by them or on their behalf.

3.	None of these payments had board or an unrelated executive officer approval at the time of the payments and most all were accounted for after their occurrence and re-classed to the following accounts with subsequent board and officer approval.

a.	To reduce Loan from Shareholder – Spivak (USLG Account 22800). Payments total $865,998.

b.	To reduce Accrued Interest Spivak Loan (USLG Account 22801). Payments total $431,325.

c.	To reduce Shareholder Loan (Intellitronix Account 23160). Payments total $515,015.

4.	It is unclear who has fiduciary duty over these payments and who authorized or if anyone authorized these at the time of payment.

5.	At year end December 31, 2021 the Company still owes Mr. Spivak $407,037.49 in Accrued Interest on the loan and the Company owes $536,200 in accrued payroll to Mr. Spivak. This totals $943,237.49 owed to Mr. Spivak at year end still. The Company plans to pay this in 2022

Investment Company Act- Possible Triggering of this requirement in the current Fiscal year

On May 17, 2020, the Company purchased 3.8 million of various mutual fund assets from Ameriprise Investments. At the time of this purchase and throughout the year including at year ended December 31, 2021, the Company’s holdings of this investment deemed the Company as an “investment company” under the Investment Company act of 1940. The Company does not intend to be an Investment Company and relied on Rule 3a-2 under the Investment Company Act, which provides an exclusion from the definition of “investment company” for issuers meeting certain criteria. However, as of December 31, 2021, The Company still owned Securities comprising over 54% of the Company’s total assets on a consolidated basis which still puts the Company under the Investment Company Act.

The Company has not been consistent in achieving its goal of maintaining investments under 40% of total assets in 2021. In the second quarter of 2021 the Company was over 40%, in the third quarter of 2021 the Company was under 40% and in the fourth quarter of 2021 the Company was again over 40%. The Company is working on remedying this issue and states it will comply with registering under The Investment Company Act of 1940, if required.

As of December 31, 2021, the Company believes it qualified for a one year registration exclusion under rule 3a-2 of the Investment Company Act of 1940. No legal opinion confirming this has been obtained and this remains a risk of the Company. See Note 5 for further details.

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

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

June 30, 2022

PCAOB ID: 5041

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$286,000	$108,000
Accounts receivable	—	541,000
Accounts receivable, related party	—	30,000
Prepaid expenses and other current assets	157,000	—
Investment in trading securities	1,647,000	—
Assets of discontinued operations	—	879,000
Total Current Assets	2,090,000	1,558,000

Property and equipment, net	945,000	769,000
Total Assets	$3,035,000	$2,327,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$34,000	$47,000
Accrued expenses	17,000	10,000
Customer advance payments	10,000	—
Accrued payroll to a former officer	536,000	442,000
Convertible notes payable	60,000	55,000
Loan payable– current portion	82,000	86,000
Loans payable, related party	407,000	2,619,000
Liabilities of discontinued operations	—	580,000
Total Current Liabilities	1,146,000	3,839,000

Loans payable, net of current portion	344,000	352,000

Total Liabilities	1,490,000	4,191,000

Commitments and Contingencies

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 97,848,735 and 95,970,735 shares issued and outstanding at December 31, 2021, and 2020, respectively	10,000	10,000
Additional paid-in-capital	17,791,000	17,435,000
Accumulated deficit	(16,256,000)	(19,309,000)
Total Shareholders’ Equity (Deficit)	1,545,000	(1,864,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,035,000	$2,327,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2021	2020
Sales	$67,000	$43,000
Cost of goods sold	—	5,000
Gross profit	67,000	38,000

Operating expenses:
Selling, general and administrative expenses	1,109,000	694,000
Product development costs	40,000	79,000
Total operating expenses	1,149,000	773,000

Loss from operations	(1,082,000)	(735,000)

Other income (expense):
Other income, net	70,000	—
Gain on extinguishment of debt	52,000	—
Unrealized gain from investments	251,000	—
Realized gain from Investments	121,000	—
Interest income, net	15,000	—
Interest expense	(9,000)	—
Interest expense, related party	(104,000)	(154,000)
Total other income (expense)	396,000	(154,000)

Net loss from Continuing operations	(686,000)	(889,000)
Net income from sale of discontinued operations	3,915,000	—
Net (loss) income from discontinued operations	(176,000)	1,374,000
Net Income	$3,053,000	$485,000

Basic loss per share from continuing operations	$(0.01)	$(0.01)
Basic income per share from sale of discontinued operations	$0.04	$—
Basic (loss) income per share from discontinued operations	$(0.00)	$0.01
Basic income per share	$0.03	$0.01
Diluted income per share	$0.03	$0.01

Weighted average common shares outstanding, basic	97,446,201	92,088,797
Weighted average common shares outstanding, diluted	97,446,201	92,308,797

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	—	$—	90,347,526	$9,000	$16,447,000	$(19,794,000)	$(3,338,000)
Proceeds from sale of common stock	—	—	4,275,665	1,000	682,000	—	683,000
Common stock issued for services	—	—	125,000	—	31,000	—	31,000
Common stock issued for debt conversion	—	—	1,222,544	—	275,000	—	275,000
Net Income	—	—	—	—	—	485,000	485,000
Balance, December 31, 2020	—	—	95,970,735	10,000	17,435,000	(19,309,000)	(1,864,000)
Proceeds from sale of common stock	—	—	2,012,000	—	301,000	—	301,000
Shares returned	—	—	(500,000)	—	—	—	—
Common stock issued as a prior year correction			16,000	—	—	—	—
Common stock issued for services	—	—	350,000	—	55,000	—	55,000
Net Income	—	—	—	—	—	3,053,000	3,053,000
Balance, December 31, 2021	—	$—	97,848,735	$10,000	$17,791,000	$(16,256,000)	$1,545,000

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021		2020
Cash Flows from Operating Activities
Net income		$3,053,000	$485,000
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations		(3,739,000)	(1,374,000)
Depreciation		51,000	27,000
Amortization of right of use asset		—	25,000
Stock issued for services		55,000	31,000
Realized and unrealized Gain from investments		(372,000)	—
Gain on extinguishment of debt		(52,000)	—
Changes in Assets and Liabilities:
Accounts receivable		40,000	(39,000)
Prepaid expenses and other		(57,000)	—
Accounts payable		(13,000)	35,000
Customer advanced payments		10,000	—
Accrued expenses		6,000	(1,000)
Accrued interest on loans		5,000	21,000
Accrued interest on related party loans		(100,000)	148,000
Accrued payroll to a former officer		94,000	130,000
Operating cashflow from discontinued operations		4,002,000	1,043,000
Net cash provided by operating activities		2,983,000	531,000

Cash Flows from Investing Activities
Purchase of property and equipment		(159,000)	(8,000)
Investment in trading securities		(3,800,000)	—
Sale of fixed assets		400,000	—
Proceeds from trading securities		2,525,000	—
Investing cashflow from discontinued operations		—	(1,295,000)
Net cash used in investing activities		(1,034,000)	(1,303,000)

Cash Flows from Financing Activities
Proceeds from sale of common stock		301,000	683,000
Proceeds from secured convertible note payable		—	196,000
Proceeds from loans payable		143,000	765,000
Payment of loans payable		(103,000)	(23,000)
Proceeds from line of credit		—	60,000
Payment of line of credit		—	(11,000)
Payment of finance lease		—	(2,000)
Proceeds from notes payable related party		—	408,000
Payments on notes payable related party		(2,112,000)	(832,000)
Financing cashflow from discontinued operations		—	(471,000)
Net cash (used in) provided by financing activities		(1,771,000)	773,000

Net change in cash		178,000	1,000
Cash beginning of year		108,000	107,000
Cash end of year		$286,000	$108,000

Supplemental Cash Flow Information:
Interest paid		$531,000	$48,000
Taxes paid		$2,000	$—

Non-cash Financing Activities:
Conversion of convertible notes and accrued interest into common shares		$—	$275,000
Offset lease receivable, related party with notes payable, related party	$		$—

The accompanying notes are integral part of these consolidated financial statements.

US LIGHTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, AND 2020

NOTE 1 – ORGANIZATION

US Lighting Group, Inc. (the “Company”) was founded in 2013 in accordance with the laws of Wyoming and is located in Euclid, Ohio.

On January 11, 2021, the Company created a new wholly owned subsidiary called Cortes Campers, LLC, domiciled in Wyoming. Cortes Campers, LLC was created to market tow behind travel trailers for the recreational vehicle market . The division was in the early stage of revenue generation as of the date of this report. The revenue recognized in 2021 was generated through exclusive distributor fees, rather than a sale of a physical product. The first camper was delivered on February 19, 2022.

The Company created a new wholly owned subsidiary called Fusion X Marine, LLC on April 12, 2021, domiciled in Wyoming, to sell boats and other related products to the recreational marine market. The subsidiary has had no sales as of the date of this report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Dollar amounts are rounded to the nearest thousand of dollars.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There was $205,000 and $0 of cash equivalents for the years ended December 31, 2021, and December 31, 2020, respectively, held in the Company’s investment account.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Intellitronix Corp., Cortes Campers, LLC and Fusion X Marine, LLC. All intercompany transactions and balances have been eliminated in consolidation.

Basic and Diluted Earnings Per Share

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

As of December 31, 2021, there are no shares of common stock issuable under convertible note agreements. As of December 31, 2020, there were warrants to acquire 20,000 shares of common stock, and 200,000 shares of common stock issuable under convertible note agreements.

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

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At December 31,     2021, and December 31, 2020, the Company determined that no allowance for doubtful accounts was necessary.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. The Company’s inventory as of December 31, 2020, is included in discontinued operations.

The Company provides inventory adjustments based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Product Development Costs

Product development costs are expensed in the period incurred. The costs primarily consist of prototype and testing costs. Product development costs for the years ended December 2021 and 2020, were $40,000 and $236,000, respectively.

Shipping and Handling Costs

The Company’s shipping and handling costs relating to inbound and outbound freight are reported as cost of goods sold in the consolidated Statements of Operations. The Company classifies amounts billed to customers for shipping fees as revenues.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2021, and 2020.

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

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019.

The Company on occasion will compensate vendors by issuing stock in lieu of a cash payment.

Recently Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

The Company has implemented all new applicable accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the year ended December 31, 2021, the Company realized net income of $3,053,000 and cash provided by operating activities was $2,724,000, compared to cash used in operating activities of $531,000 in the prior year period. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued. During 2021, the Company sold its Intellitronix electronics division and began its transition to selling travel campers.

At December 31, 2021, the Company had cash on hand in the amount of $286,000. Management estimates that the current cash funds and liquid investments on hand of $1,647,000 will be sufficient to continue operations through December 31, 2022. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our stockholders, in the case or equity financing.

NOTE 4 – SALE OF ASSETS / DISCONTINUED OPERATIONS

On May 14, 2021, the Company and Intellitronix Corporation entered into an Asset Purchase Agreement with Ohio INTX Cooperative, a State of Ohio cooperative association, to sell selected assets of Intellitronix Corporation. The Asset Purchase Agreement and related sale was finalized on May 14, 2021, with a sale price of $4,520,000.00. Intellitronix Corporation remains a wholly-owned subsidiary of the Company.

The Company provided a parental guarantee for a period up to statutory limitations on the performance of Intellitronix Corporation’s duties and obligations under the Asset Purchase Agreement. After the sale of Intellitronix Corporation’s assets to Ohio INTX Cooperative, the Company redirected its operational activity towards the Recreational Vehicle (RV) market and has since created a new wholly owned subsidiary called Cortes Campers, LLC to market tow behind travel trailers for the recreational vehicle market.

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2021, and 2020, and consist of the following:

	December 31, 2021	December 31, 2020
Current Assets of Discontinued Operations:
Prepaid expenses and other current assets	$—	$17,000
Inventory	—	212,000
Property and equipment	—	650,000
Total Current Assets of Discontinued Operations:	$—	$879,000

Current Liabilities of Discontinued Operations:
Accounts payable	$—	$316,000
Accrued expenses	—	94,000
Loan payable	—	170,000
Total Current Liabilities of Discontinued Operations:	$—	$580,000

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the years ended December 31, 2021, and 2020, have been reflected as discontinued operations in the consolidated statements of operations and consist of the following.

	Years ended December 31,
	2021	2020
Sales from discontinued operations	$1,514,000	$3,973,000
Cost of goods sold of discontinued operations	585,000	1,314,000
Gross profit of discontinued operations	929,000	2,659,000

Operating expenses of discontinued operations:
Selling, general and administrative expenses	956,000	1,272,000
Product development costs	82,000	157,000
Total operating expenses of discontinued operations	1,038,000	1,429,000

Operating loss from discontinued operations	(109,000)	1,230,000

Other income (expense) of discontinued operations:
Gain on sale of assets	3,915,000	—
Gain on extinguishment of debt	—	195,000
Loss on disposal of fixed asset	(63,000)	—
Other income	64,000	30,000
Interest expense	(68,000)	(81,000)
Total other income	3,848,000	144,000

Net Income from discontinued operations	$3,739,000	$1,374,000

NOTE 5 – INVESTMENT IN TRADING SECURITIES

On May 17, 2020, the Company purchased $3,800,000 of various mutual fund assets from Ameriprise Investments. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of December 31, 2021, the shares of Ameriprise have a reported market value of $1,852,000. The Company has adjusted the reported amounts for these investments to market value resulting in an realized and unrealized gain of $121,000 and $251,000, respectively.

The source of the $3,800,000 that the Company used to purchase various mutual fund assets from Ameriprise Investments was from the sale of certain assets of Intellitronix Corporation that was consummated on May 14, 2021. The Company purchased the shares of Ameriprise Investments in order to provide shareholders of the Company with a reasonable rate of return while deciding how to deploy these funds towards its planned business operations. However, as a result of this purchase by the Company of mutual fund assets from Ameriprise Investments, the Company may be deemed to be an “investment company” under the Investment Company Act of 1 Investment Company Act of 1940 (the “Investment Company Act”).

The Company does not intend to be an investment company and does not intend to be engaged in the business of investing, reinvesting, owning, holding or trading in securities. As such, the Company intends to rely on Rule 3a-2 under the Investment Company Act, which provides an exclusion from the definition of “investment company” for issuers meeting certain criteria. The Company will endeavor to ensure that it is compliant with the conditions for relying on this rule, within the time period permitted by Rule 3a-2. In an effort to comply with this exclusion, the Company intends to liquidate securities in Ameriprise Investments soon as is reasonably possible until the Company no longer owns securities having a value exceeding 40% of the value of such the Company’s total assets on an unconsolidated basis. Such course of action has been approved and authorized by the Company’s Board of Directors by unanimous written consent on August 17, 2021.

The Company holds an investment account with Ameriprise Financial. As of December 31, 2021, the account had $205,000 of cash and $1,647,000 of securities. As of December 31, 2021, the Company owned securities that comprised 54% of the value of the Company’s total assets on a consolidated basis.

The Company has not been consistent in achieving its goal of maintaining investments at under 40% of total assets in 2021. In the second quarter of 2021 the Company was over 40%, in the third quarter of 2021 the Company was under 40% and in the fourth quarter of 2021 the Company was again over 40%. The Company is working on remedying this issue and will comply with registering under The Investment Company Act of 1940, if required.

As of December 31, 2021, the Company qualified for a one-year registration exclusion under rule 3a-2 of the Investment Company Act of 1940.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment for continuing operations consist of the following at December 31, 2021, and 2020:

	December 31, 2021	December 31, 2020
Building and improvements	$664,000	$645,000
Land	96,000	96,000
Vehicles	319,000	113,000
Office equipment	24,000	5,000
Furniture and fixtures	5,000	22,000
Total property and equipment cost	1,108,000	881,000
Less: accumulated depreciation and amortization	(163,000)	(112,000)
Property and equipment, net	$945,000	$769,000

Depreciation expense for the years ended December 31, 2021, and 2020 was $51,000 and $27,000, respectively.

NOTE 7 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s (former) President and CEO (Paul Spivak) voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s (former) President and CEO was $536,000 and $442,000 as of December 31, 2021, and 2020, respectively. Deferral of wages was halted on August 9, 2021, when the Company’s President and CEO resigned. Please see Note 14 for a more complete discussion.

As of the date of this report, Paul Spivak is no longer an executive officer or director of the Company.

NOTE 8 – LINE OF CREDIT

On April 28, 2020, the Company obtained a $50,000 unsecured line of credit from KeyBank. The line of credit currently carries an interest rate equal to the prime rate plus 3.86%, currently 7.11% per annum. The balance outstanding on the line of credit was $0 and $49,000 at December 31, 2021, and 2020, respectively. The line of credit at KeyBank was closed in December 2021 and is part of discontinued operations.

NOTE 9 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Loan payable to officers/shareholders (a)	$407,000	$2,130,000
Loan payable to related party (b)	—	125,000
Loan payable to related party – past due (c)	—	34,000
Loan payable to related party – (d)	—	330,000
Total loans payable to related parties	407,000	2,619,000
Loans payable to related parties, current portion	(407,000)	(2,619,000)
Loans payable to related parties, net of current portion	$—	$—

a.	On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s former President and majority shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matures in December 2021, requires monthly payments of $74,000, carries an interest rate of 6.25%, and is secured by the assets of Intellitronix Corporation. The loan balance on December 31, 2020, including accrued interest, was $2,130,000. During the year ended December 31, 2021, the Company accrued interest of $89,000 and made principal and interest payments of $1,812,000, leaving a balance outstanding of accrued interest only of $407,000 at December 31, 2021. This accrued interest at December 31, 2021 was not paid at the request of the loan holder who considers it now a demand loan with no maturity date. This loan was accounted for at the holding company level and at the Intellitronix subsidiary level. Appropriate eliminations were made as part of consolidation.

b.	During the year ended December 31, 2017, the Company’s (former) President and majority shareholder, contributed $125,000 of working capital to the Company. The contributed working capital balance was converted into a loan with no interest rate, and due on demand. The loan balance was $0 and $125,000 as of December 31, 2021, and 2020, respectively.

c.	In July 2016, the Company assumed an obligation of Solei Systems, Inc, an entity owned by the Company’s (former) President and shareholder. The Company agreed to enter into a note agreement with Huntington National Bank for $60,000. The loan has an interest rate of 6.00% and requires a monthly payment of $1,000. The loan balance on December 31, 2020, was $34,000. During the year ended December 31, 2021, the Company and Huntington National Bank agreed to settle the past due loan and interest balance for a total of $25,000, and the Company recorded a gain on extinguishment of debt for $9,000, leaving no balance remaining at December 31, 2021.

d.

On April 24, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with the Company’s (former) President and majority shareholder (the “Lender”), pursuant to which the Company borrowed $408,000 from the Lender. The Loan has a term of twelve months and carries an interest rate of 6.00%. The loan balance on December 31, 2020 was $330,000. During the year ended December 31, 2021, the Company accrued interest of $16,000. The note and all accrued interest were paid in full as of December 31, 2021.

Loan payments to related parties were made through a combination of direct payments to the note holder and instructions from the note holder to pay obligations to others on their behalf. The payments made on behalf of the note holder were for personal expenses. The vast majority of these personal expenses were for legal fees. Other personal expenses included one car payment and small cash withdrawals.

NOTE 10 – LOANS PAYABLE

Loan payable for continuing operations consisted of the following as of December 31, 2021, and 2020:

	December 31, 2021	December 31, 2020
PayPal Working Capital Loan, net of discount (a)	$18,000	$38,000
PayPal Working Capital Loan, net of discount (b)	7,000	14,000
Secured promissory note (c)	263,000	265,000
Vehicle loans (d)	127,000	105,000
Equipment loan (e)	11,000	16,000
Total loans payable	426,000	438,000
Loans payable, current portion	(344,000)	(86,000)
Loans payable, net of current portion	$82,000	$352,000

a.	On August 12, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $216,000. The Company received net proceeds of $200,000, net of loan fees of $16,000. The loan matures in November 2022 and requires a $1,600 monthly payment. The loan balance on December 31, 2020, was $38,000. During the year ended December 31, 2021, the Company made principal payments of $20,000, leaving a total of $18,000 owed at December 31, 2021.

b.	On November 25, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $66,000. The Company received net proceeds of $50,000, net of loan fees of $16,000. The loan matures in December 2022 and requires a $600 monthly payment. The loan balance on December 31, 2020, was $14,000. During the year ended December 31, 2021, the Company made principal payments of $7,000, leaving a total of $7,000 owed at December 31, 2021.

c.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s former Chief Executive Officer and secured by the Company’s real estate. The loan balance on December 31, 2020, was $265,000. During the year ended December 31, 2021, the Company made principal payments of $2,000, leaving a total of $263,000 owed at December 31, 2021.

d.	The Company purchases vehicles for employees and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on three vehicles was $105,000 at December 31, 2020, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%. During the year ended December 31, 2021, the Company purchased a vehicle for $40,000, with a 72 month loan term, and an interest rate of 4.15%, and made total principal payments of $18,000 on its vehicle loans, leaving an aggregate loan balance on three vehicles of $127,000 at December 31, 2021.

e.	On August 3, 2020, the Company entered into a $18,000 term loan with Leaf Capital related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 8.48% per annum, and is secured by the production equipment. The loan balance on December 31, 2020, was $16,000. During the year ended December 31, 2021, the Company made principal payments of $5,000, leaving a total of $11,000 owed at December 31, 2021.

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

The following sets forth the loan payments, including interest, for the years ended December 31:

2022	$82,000
2023	$54,000
2024	$50,000
2025	$50,000
2026	$46,000
Thereafter	$144,000
Total	$426,000

NOTE 11 – CONVERTIBLE SECURED NOTE PAYABLE

The Company issued   convertible secured debentures (“Convertible Notes”) to accredited investors from December 2019 through June 2020, with interest at 10% per annum, a term of eighteen months, and secured by all of the assets of the Company and its subsidiaries. The Convertible Notes provide a conversion right, in which the principal amount of the Convertible Notes, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at $0.25 per share. The Convertible Notes balance on December 31, 2020, including accrued interest of $5,000, was $55,000. During the year ended December 31, 2021, the Company accrued additional interest of $5,000, leaving a total of $60,000 owed at December 31, 2021. As of June 4, 2021, the remaining Convertible Note was no longer convertible into shares of common stock since the conversion rights expired on June 4, 2021, and the note stopped accruing interest on its maturity date on June 5, 2021.

NOTE 12 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the year ended December 31, 2021, and 2020, the Company received proceeds of $301,000 and $50,000 on the private placement of 2,012,000 and 200,000 shares of common stock, at an average price of $0.15 and $0.25 per share, respectively.

During the year ended December 31, 2021, the Company issued 350,000 shares of common stock for services for total non-cash expense of $55,000.

During the year ended December 31, 2021, 500,000 shares of common stock were returned to the treasury.

During the year ended December 31, 2021, 16,000 shares of common stock were issued to correct for an issuance of shares in 2020.

Summary of Warrants

A summary of warrants for the period ended December 31, 2021, is as follows:

	Number of	Weighted Average Exercise
	Warrants	Price
Balance outstanding, December 31, 2020	20,000	0.25
Warrants granted	-	-
Warrants exercised	-	-
Warrants expired or forfeited	(20,000)	-
Balance outstanding, December 31, 2021	-	$-
Balance exercisable, December 31, 2021	-	$-

NOTE 13 – INCOMETAXES

At December 31, 2021, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $1,500,000 for Federal and state purposes. The carryforwards expire in various amounts through 2041. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit. Section 382 generally limits the use of NOLs and credits following an ownership change, which occurs when one or more 5 percent shareholders increase their ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period” (generally three years).

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2021, and 2020, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2021, and 2020, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2018 through 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2021	December 31, 2020
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance	27.00%	27.00%
Income taxes at effective tax rate	-%	-%

	December 31, 2021	December 31, 2020
The components of deferred taxes consist of the following:
Net operating loss carryforwards	$1,500,000	$4,800,000
Deferred Tax Asset	405,000	1,296,000
Less: Valuation allowance	(405,000)	(1,296,000)
Net deferred tax assets	$-	$-

NOTE 14 – LEGAL PROCEEDINGS

On June 8, 2021, Paul Spivak, former Chief Executive Officer of the Company was arrested for conspiracy to commit securities fraud. Upon his arrest, the Company learned that on June 7, 2021, a Criminal Complaint was filed against Mr. Spivak in the United States District Court for the Northern District of Ohio.

On October 8, 2021, a superseding indictment was unsealed that included additional securities fraud related charges against Mr. Spivak and Olga Smirnova (Secretary and Director, wife of Mr. Spivak), amongst others, The Company has been advised that Mr. Spivak and Ms. Smirnova pleaded not guilty to the charges. Both have advised that they intend to deny the charges and intend to vehemently defend themselves against these charges. The Company has not been named in the superseding indictment and is unable to know the eventual outcome, timing and course of actions of this matter.

NOTE 15 – SUBSEQUENT EVENTS

On February 2, 2022, the Board of Directors increased the size of the Board of Directors of the Company by one member, and named Patricia Salaciak as the third director, to serve until the next election of directors at a meeting of the shareholders of the Company or until such director’s successor is elected and qualified, or until the director’s earlier death, resignation or removal. The Company has no written compensation agreement with Mrs. Salaciak.

On January 12, 2022, the Company created Futuro Houses, LLC, a new wholly owned subsidiary to manufacture and sell fiberglass houses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2021, are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weaknesses in our internal control over financial reporting were identified by management as of December 31, 2021:

Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee; (ii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iii) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (iv) had inadequate segregation of duties consistent with control objectives; and (v) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal controls over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended December 31, 2021, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, and identified the material weaknesses described above.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name (a)	Age	Title
Steven E. Eisenberg (b)	63	Chief Financial Officer
Anthony Corpora (c)	45	Chief Executive Officer, President, Treasurer
Olga Smirnova (d)	38	Director, Secretary
Patricia Salaciak (e)	74	Director

(a)	Mr., Spivak served as President, CEO and Director from July 13, 2016 to his resignation on August 9, 2021.

(b)	Appointed effective December 30, 2020.

(c)	Appointed effective August 9, 2021.

(d)	Appointed effective August 9, 2021.

(e)	Appointed effective February 2, 2022.

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

Anthony Corpora, Chief Executive Officer, President, Treasurer and Director

Mr. Corpora was a part of the research and development team of Cortes Campers LLC over the last couple years. Cortes Campers, LLC is a subsidiary of the Company, and was created to market tow behind travel trailers for the recreational vehicle market. Over the last two decades, Mr. Corpora has worked for Mayfield City Schools. Mr. Corpora started his career as a Transition Specialist where he spent 12 years running a sheltered workshop and business of 50 employees and roughly 60 ongoing customers. Work for the sheltered workshop was subcontracted through local industry. At the workshop, Mr. Corpora was responsible for the bidding, turnaround times, quality control, records, payroll, employee conduct, safety, and building relationships with the businesses. Mr. Corpora also spent the last several years at Mayfield Schools in a heavy coordination role as Vocational Special Education Coordinator and was responsible for placement, programming, and employment outcomes for students with disabilities in both Career and Technical and Vocational training. Mr. Corpora also served as the Crisis Prevention Instructor, serving seven schools in the district coordinating staff training and certifications, reviewing staff and student conduct, restructuring crisis prevention and response in each school, updating and developing board policy on seclusion and restraint, updating and redefining roles with staff, and serving as a consultant to the Mayfield City Schools administration and Central Office Staff. Mr. Corpora also was a head coach in three sports at Mayfield City Schools and has over 20 years of coaching experience. Mr. Corpora’s education includes a Bachelor of Science in Education at Kent State University, a master’s degree in Educational Administration from Ursuline College, a Transition to Work Endorsement, and Principal’s License. Mr. Corpora comes from a heavy background in Leadership and Management and values vision, collaboration, communication, and integrity.

Olga Smirnova, Secretary and Director

Ms. Smirnova serves as the Secretary of US Lighting Group, Inc. Mrs. Smirnova and has been involved with the Company since its inception. Her roles with the company included Logistics Manager, Head of Procurement, and more recently, VP of Finance and Administration. Mrs. Smirnova also served as Director of Logistics and international Operations as well as Finance Director of Intellitronix Corporation, former subsidiary of US Lighting Group. Mrs. Smirnova has over 15 years of combined business experience in the United States and Europe; which allowed her to design and implement flexible and resilient supply chain and organizational planning solutions for domestic manufacturing companies, as well as several European import companies. Her strong experience in setting up international business networks, supply chain management, and integrated global solutions makes her an asset to USLG. Mrs. Smirnova’s education includes a master’s degree in Linguistics and Intercultural Communications from St. Petersburg State University of Culture in Russia.

Patricia Salaciak, Director

Ms. Salaciak has served as the Marketing Director of the Corporation since April 2019. Mrs. Salaciak has over 16 years in Marketing Communications with a refractory metals solutions and manufacturing company. Mrs. Salaciak holds an Associate Degree in Applied Business and an Associate Degree in Graphic Design from Lakeland Community College in Kirtland, Ohio. She attended Lake Erie College in Painesville, Ohio majoring in Business and Accounting.

Family Relationships

Olga Smirnova is the wife of Paul Spivak (former Executive Officer and Director).

Director Independence

We do not currently have any Board Members who would be considered as an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market. We are not required to have any independent members of the Board of Directors.

The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, an employee and that neither the director, nor any of his/ her family members has engaged in various types of business dealings with us.

Board Committees

The Board of Directors has no standing committees. However, we intend to implement a comprehensive corporate governance program, including establishing various board committees and adopting a Code of Ethics in the future. The Company is currently seeking to secure Directors and Officers insurance, but there is no assurance that we will be able to qualify and or afford such insurance.

Code of Business Conduct and Ethics and Insider Trading Policy

We have not adopted a code of ethics or an insider trading policy. We expect that we will adopt a code of business conduct and ethics and an insider trading policy that apply to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics and such insider trading policy available on our website at www.uslightinggroup.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

Involvement in Certain Legal Proceedings

On June 8, 2021, Paul Spivak, our former Chief Executive Officer of the Company was arrested for conspiracy to commit securities fraud.

On October 8, 2021, a superseding indictment was unsealed that included additional securities fraud related charges against Mr. Spivak and Olga Smirnova (Secretary and Director, wife of Mr. Spivak), amongst others,

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2021, with the exception of the following reports.

Reporting Person	Form Type
Olga Smirnova	3
Steve E. Eisenberg	3
Anthony Corpora	3

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $120,000 during the last two fiscal years ended December 31, 2021 and 2020:

Name and Principal Position (2)	Year	Salary ($)		Stock Awards ($)	All Other Compensation ($)	Total ($)
Paul Spivak, Former CEO (a)	2021	94,000	(1)	-	-	94,000
	2020	156,000	(1)	-	-	156,000
Steve E. Eisenberg, CFO	2021	122,000		-	-	122,000
	2020	-		-	-	-
Anthony Corpora, President, Director	2021	34,000		-	-	34,000
	2020	-		-	-
Olga Smirnova, Secretary, Director	2021	70,000		-	-	70,000
	2020	60,000		-	-	60,000

(1)	This amount was accrued and unpaid as of December 31, 2021, and 2020.

(2)	Does not include Patricia Salaciak, who became Director of the Company on February 2, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 15, 2022, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Percentage ownership of common stock is based on 97,848,735 shares of our common stock

(a) Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Outstanding
Common Stock	Paul Spivak (former President and CEO) (1) 1148 E. 222nd Street, Euclid, OH 44117	50,316,200	51.42%

(b) Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Outstanding
Common Stock	Steven E. Eisenberg	—	—
Common Stock	Anthony Corpora	200,000	*
Common Stock	Olga Smirnova (2)	1,000,000	1.02%
Common Stock	Patricia Salaciak	100,000	*
All directors and executive officers as a group (4 persons)		1,300,000	1.02%

*	Less than 1%.

(1)	Mr., Spivak served as President, CEO and Director from July 13, 2016 to his resignation on August 9, 2021.

(2)	Does not include shares owned by Paul Spivak, husband of Olga Smirnova.

The address of each holder listed above, except as otherwise indicated, is c/o US Lighting Group, Inc., 1148 East 222nd Street, Euclid, OH 44117.

Changes in Control

None.

Compensation of Directors

No compensation was paid to non-employee Directors during the years ended December 31, 2021, and 2020.

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

The Company has entered into indemnification agreements with Mr. Eisenberg (CFO) and Ms. Salaciak (Director).

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

In the event a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by an officer of the Company in the successful defense of any action, suit or proceeding) is asserted in connection with such capital stock or other securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of competent jurisdiction on the question of whether or not such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue

Equity Compensation Plan Information

The Company issues stock bonuses to Company employees from time-to-time based on the CEO’s recommendations. The Company does not currently maintain a Stock Option or Award Plan for its employees.

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

Paul Spivak

Beginning in January 2018, the Company’s former CEO and President (husband of Olga Smirnova, Secretary and Director) voluntarily elected to defer a portion of his employment compensation. The balance of the compensation owed to was $536,000 and $442,000 as of December 30, 2021, and December 31, 2020, respectively.

On July 1, 2020, the Company entered a twenty-four (24) month commercial lease agreement with MigMarine Corporation for $5,000 per month. MigMarine Corporation is owned by Paul Spivak, the Company’s former CEO and President.

The Company recorded lease income of $60,000 during the year ended December 31, 2021. The Company recorded lease income of $30,000 during the year ended December 31, 2020, and as of December 31, 2020, $30,000 is included in accounts receivable on the accompanying consolidated balance sheet.

Loans payable to Paul Spivak, or entities affiliated with Paul Spivak, consist of the following at December 31, 2021, and 2020:

	2021	2020
Loan payable to officers/shareholders (a)	$407,000	$2,130,000
Loan payable to related party (b)	-	125,000
Loan payable to related party – past due (c)	-	34,000
Loan payable to related party – (d)	-	330,000
Total loans payable to related parties	407,000	2,619,000

a.	On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s former President and majority shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matures in December 2021, requires monthly payments of $74,000, carries an interest rate of 6.25%, and is secured by the assets of Intellitronix Corporation. The loan balance on December 31, 2020, including accrued interest, was $2,130,000. During the year ended December 31, 2021, the Company accrued interest of $89,000 and made principal and interest payments of $1,812,000, leaving a balance outstanding of accrued interest only of $407,000 at December 31, 2021. This accrued interest at December 31, 2021 was not paid at the request of the loan holder who considers it now a demand loan with no maturity date.

b.	During the year ended December 31, 2017, the Company’s President and majority shareholder, contributed $125,000 of working capital to the Company. The contributed working capital balance was converted into a loan with no interest rate, and due on demand. The loan balance was $0 and $125,000 as of December 31, 2021, and 2020, respectively.

c.	In July 2016, the Company assumed an obligation of Solei Systems, Inc, an entity owned by the Company’s President and shareholder. The Company agreed to enter into a note agreement with Huntington National Bank for $60,000. The loan has an interest rate of 6.00% and requires a monthly payment of $1,000. The loan balance on December 31, 2020, was $34,000. During the year ended December 31, 2021, the Company and Huntington National Bank agreed to settle the past due loan and interest balance for a total of $25,000, and the Company recorded a gain on extinguishment of debt for $9,000, leaving no balance remaining at December 31, 2021.

d.	On April 24, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with the Company’s President and majority shareholder, Paul Spivak (the “Lender”), pursuant to which the Company borrowed $408,000 from the Lender. The Loan has a term of twelve months and carries an interest rate of 6.00%. The loan balance on December 31, 2020, was $330,000. During the year ended December 31, 2021, the Company accrued interest of $16,000. The note and all accrued interest were paid in full as of December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to us for professional services rendered by our independent registered public accounting firm, for the years ended December 31, 2021, and 2020:

Fees	2021	2020
Audit fees	$110,000	$109,000
Audit Related Fees	0	0
Tax fees	3,000	13,000
All other fees	0	0

Total Fees	$113,000	$122,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns for the year ended December 31, 2021, and 2020.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS.

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement dated May 26, 2016. Incorporated by reference to Exhibit 2.1 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.**

2.2	Acquisition Agreement dated December 16, 2016, with Intellitronix Corp. Incorporated by reference to Exhibit 2.2 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.**

2.3	The Asset Purchase Agreement, without Exhibits, dated May 14, 2021. **

2.4	Asset Purchase Agreement between Intellitronix Corporation, US Lighting Group, Inc., and Ohio INTX Cooperative dated May 14, 2021 (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed May 19, 2021). **

3.1	Articles of Incorporation for US Lighting Group, Inc. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.**

3.2	Articles of Incorporation for Intellitronix Corp. Incorporated by reference to Exhibit 3.2 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.**

3.3	Articles of Amendment filed with the State of Florida on August 9, 2016. Incorporated by reference to Exhibit 3.3 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.**

3.4	Bylaws for US Lighting Group, Inc. Incorporated by reference to Exhibit 3.4 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.**

10.1	Employment Agreement with Paul Spivak dated January 2, 2017. Incorporated by reference to Exhibit 10.1 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.** †

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from US Lighting Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan

*	Filed herewith

**	Previously Filed

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US LIGHTING GROUP, INC.

Date: June 30, 2022	By:	/s/ ANTHONY CORPORA
Anthony Corpora
Chief Executive Officer (Principal Executive Officer)

Date: June 30, 2022	By:	/s/ STEVEN E. EISENBERG
Steven E. Eisenberg
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)