Form 10-Q
period 2022-03-31
U.S. Lighting Group, Inc.
filed 2022-07-14
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2022

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding as of July 13, 2022 was 97,848,735.

US LIGHTING GROUP, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US LIGHTING GROUP, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current Assets:
Cash	$404,000	$286,000
Prepaid expenses and other current assets	154,000	157,000
Investment in trading securities	817,000	1,647,000
Total Current Assets	1,375,000	2,090,000

Property and equipment, net	927,000	945,000
Total Assets	$2,302,000	$3,035,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$17,000	$34,000
Accrued expenses	8,000	17,000
Customer advance payments	5,000	10,000
Accrued payroll to a former officer	536,000	536,000
Convertible notes payable	–	60,000
Loan payable– current portion	133,000	82,000
Loans payable, related party	99,000	407,000
Total Current Liabilities	798,000	1,146,000

Loans payable, net of current portion	335,000	344,000

Total Liabilities	1,133,000	1,490,000

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 97,848,735 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	17,791,000	17,791,000
Accumulated deficit	(16,632,000)	(16,256,000)
Total Shareholders’ Equity	1,169,000	1,545,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,302,000	$3,035,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended March 31,
	2022	2021
Sales	$76,000	$2,000
Cost of goods sold	68,000	—
Gross profit	8,000	2,000

Operating expenses:
Selling, general and administrative expenses	266,000	217,000
Product development costs	—	33,000
Total operating expenses	266,000	250,000

Loss from operations	(258,000)	(248,000)

Other income (expense):
Other income, net	15,000	—
Unrealized loss	(157,000)	—
Realized gain	31,000	—
Interest income	2,000	—
Interest expense	(5,000)	(12,000)
Interest expense, related party	(4,000)	(35,000)
Total other expense	(118,000)	(47,000)

Net loss from Continuing operations	(376,000)	(295,000)
Net income from discontinued operations	—	147,000
Net loss	$(376,000)	$(148,000)

Basic loss per share from continuing operations	$(0.00)	$(0.00)
Basic income per share from discontinued operations	$—	$0.00
Basic loss per share	$(0.00)	$(0.00)
Diluted income per share from discontinued operations	$—	$0.00

Weighted average common shares outstanding, basic	97,848,735	96,454,679
Weighted average common shares outstanding, diluted	97,848,735	96,701,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	—	$—	97,848,735	$10,000	$17,791,000	$(16,256,000)	$1,545,000
Net Loss	—	—	—	—	—	(376,000)	(376,000)
Balance, March 31, 2022	—	$—	97,848,735	$10,000	$17,791,000	$(16,632,000)	$1,169,000

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	—	$—	95,970,735	$10,000	$17,435,000	$(19,309,000)	$(1,864,000)
Proceeds from sale of common stock	—	—	1,005,000	—	150,000	—	150,000
Net Loss	—	—	—	—	—	(148,000)	(148,000)
Balance, March 31, 2021	—	$—	96,975,735	$10,000	$17,585,000	$(19,457,000)	$(1,862,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(376,000)	$(148,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations	—	(147,000)
Depreciation	19,000	46,000
Realized Gain from investments	(31,000)	—
Unrealized Gain from investments	157,000	—
Changes in Assets and Liabilities:
Accounts receivable	—	501,000
Prepaid expenses and other	3,000	—
Accounts payable	(17,000)	(21,000)
Customer advanced payments	(5,000)	—
Accruals	(11,000)	2,000
Accrued interest on related party loans	4,000	36,000
Accrued payroll to a former officer	—	39,000
Operating cashflow from discontinued operations	—	(31,000)
Net cash (used in) provided by operating activities	(257,000)	277,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,000)	(55,000)
Proceeds trading securities	704,000	—
Investing cashflow from discontinued operations	—	(86,000)
Net cash used in investing activities	703,000	(141,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	—	150,000
Proceeds from loans payable	—	40,000
Payment of loans payable	(16,000)	(13,000)

Payments on notes payable related party	(312,000)	(351,000)
Financing cashflow from discontinued operations	—	39,000
Net cash provided by (used in) financing activities	(328,000)	(135,000)

Net change in cash	118,000	1,000
Cash beginning of period	286,000	108,000
Cash end of period	$404,000	$109,000

Supplemental Cash Flow Information:
Interest paid	$317,000	$18,000
Taxes paid	$—	$—

Non-cash Financing Activities:
Offset accounts receivable, related party with notes payable, related party	$—	$30,000

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

On January 12, 2022, the Company created Futuro Houses, LLC, a new wholly owned subsidiary to manufacture and sell fiberglass houses. As of March 31, 2022, Futuro House, LLC had no revenues.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2022 and not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There was $222,000 and $205,000 of cash equivalents as of the three months ended March 31, 2022 and the year ended December 31, 2021, respectively, held in the Company’s investment account.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Intellitronix Corp., Cortes Campers, LLC, Fusion X Marine, LLC and Futuro Houses, LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

Recently Accounting Pronouncements

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

During the three months ended March 31, 2022, the Company realized a net loss of $376,000 and cash used by operating activities was $257,000, compared to cash provided by operating activities of $277,000 in the prior period. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued.

At March 31, 2022, the Company had cash on hand in the amount of $404,000. Management estimates that the current cash funds and liquid investments of $817,000 will be sufficient to continue operations through March 31, 2023.

NOTE 4 – SALE OF ASSETS / DISCONTINUED OPERATIONS

On May 14, 2021, the Company and Intellitronix Corporation entered into an Asset Purchase Agreement with Ohio INTX Cooperative, a State of Ohio cooperative association, to sell selected assets of Intellitronix Corporation. The Asset Purchase Agreement and related sale was finalized on May 14, 2021, with a sale price of $4,520,000. Intellitronix Corporation remains a wholly-owned subsidiary of the Company.

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

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three months ended March 31, 2022, and 2021, have been reflected as discontinued operations in the unaudited consolidated statements of operations and consist of the following.

	Three Months ended March 31,
	2022	2021
Sales from discontinued operations	$—	$942,000
Cost of goods sold of discontinued operations	—	406,000
Gross profit of discontinued operations	—	536,000

Operating expenses of discontinued operations:
Selling, general and administrative expenses	—	345,000
Product development costs	—	51,000
Total operating expenses of discontinued operations	—	396,000

Operating income from discontinued operations	—	140,000

Other income (expense) of discontinued operations:
Gain on extinguishment of debt	—	9,000
Other income	—	15,000
Interest expense	—	(17,000)
Total other income	—	7,000

Net Income from discontinued operations	$—	$147,000

NOTE 5 – INVESTMENT IN TRADING SECURITIES

On May 17, 2020, the Company purchased $3,800,000 of various mutual fund assets from Ameriprise Investments. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of March 31, 2022, these assets have a reported market value of $817,000. The Company has adjusted the reported amounts for these investments to market value resulting in a realized gain and unrealized loss of $31,000 and ($157,000), respectively.

The source of the $3,800,000 that the Company used to purchase various mutual fund assets from Ameriprise Investments was from the sale of certain assets of Intellitronix Corporation that was consummated on May 14, 2021. The Company purchased the mutual fund assets in order to provide shareholders of the Company with a reasonable rate of return while deciding how to deploy these funds towards its planned business operations. However, as a result of this purchase by the Company of mutual fund assets from Ameriprise Investments, the Company may be deemed to be an “investment company” under the Investment Company Act of 1 Investment Company Act of 1940 (the “Investment Company Act”).

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

As of March 31, 2022, the account had $222,000 of cash and $817,000 of securities. As of March 31, 2022, the Company owned securities that comprised 35% of the value of the Company’s total assets on a consolidated basis.

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

As of March 31, 2022, the Company qualified for a one-year registration exclusion under rule 3a-2 of the Investment Company Act of 1940.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment for continuing operations consist of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Building and improvements	$664,000	$664,000
Land	96,000	96,000
Vehicles	319,000	319,000
Office equipment	24,000	24,000
Furniture and fixtures	5,000	5,000
Total property and equipment cost	1,109,000	1,108,000
Less: accumulated depreciation and amortization	(182,000)	(163,000)
Property and equipment, net	$927,000	$945,000

Depreciation expense for the three months ended March 31, 2022, and 2021 was $19,000 and $46,000, respectively.

NOTE 7 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s former President and CEO voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s former President and CEO was $536,000 and $536,000 as of March 31, 2022 and December 31, 2021, respectively. Deferral of wages was halted on August 9, 2021, when the Company’s former President and CEO resigned. Please see Note 14 for a more complete discussion.

NOTE 8 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Loan payable to officers/shareholders (a)	$99,000	$407,000
Loans payable to related parties, current portion	(99,000)	(407,000)
Loans payable to related parties, net of current portion	$—	$—

a.	On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s former President and majority shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matured in December 2021, required monthly payments of $74,000, carried an interest rate of 6.25%, and was secured by the assets of Intellitronix Corporation. The loan balance on December 31, 2021, consisting only of accrued interest, was $407,000. During the three months ended March 31, 2022, the Company made interest payments of $312,000, leaving a balance outstanding of accrued interest only of $99,000 at March 31, 2022. This accrued interest at March 31, 2022 was not paid at the request of the loan holder who considers it now a demand loan with no maturity date.

NOTE 9 – LOANS PAYABLE

Loans payable for continuing operations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
PayPal Working Capital Loan, net of discount (a)	$18,000	$18,000
PayPal Working Capital Loan, net of discount (b)	7,000	7,000
Secured promissory note (c)	262,000	263,000
Vehicle loans (d)	123,000	127,000
Equipment loan (e)	—	11,000
Convertible Notes (f)	58,000	—
Total loans payable	468,000	426,000
Loans payable, current portion	(133,000)	(344,000)
Loans payable, net of current portion	$335,000	$82,000

a.	On August 12, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $216,000. The Company received net proceeds of $200,000, net of loan fees of $16,000. The loan matures in November 2022 and requires a $1,600 monthly payment. The loan balance on March 31, 2022 was $18,000.

b.	On November 25, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $66,000. The Company received net proceeds of $50,000, net of loan fees of $16,000. The loan matures in December 2022 and requires a $600 monthly payment. The loan balance on March 31, 2022, was $7,000.

c.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s former Chief Executive Officer and secured by the Company’s real estate. The loan balance on December 31, 2021, was $263,000. During the three months ended March 31, 2022, the Company made principal payments of $1,000, leaving a total of $262,000 owed at March 31, 2022.

d.	The Company purchases vehicles for employees, and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on three vehicles was $105,000 at December 31, 2020, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%. During the year ended December 31, 2021, the Company purchased a vehicle for $40,000, with a 72 month loan term, and an interest rate of 4.15%, and made total principal payments of $18,000 on its vehicle loans, leaving an aggregate loan balance on three vehicles of $127,000 at December 31, 2021. During the three months ended March 31, 2022, the Company made principal payments of $4,000, leaving a total of $123,000 owed at March 31, 2022.

e.	On August 3, 2020, the Company entered into a $18,000 term loan with Leaf Capital related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 8.48% per annum, and is secured by the production equipment. The loan balance on December 31, 2021, was $11,000. During the three months ended March 31, 2022, the Company made principal payments of $11,000, leaving a total of $0 owed at March 31, 2022.

f.

The Company issued convertible secured debentures (“Convertible Notes”) to accredited investors from December 2019 through June 2020, with interest at 10% per annum, a term of eighteen months, and secured by all of the assets of the Company and its subsidiaries. The Convertible Notes provide a conversion right, in which the principal amount of the Convertible Notes, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at $0.25 per share. The Convertible Notes balance on December 31, 2021, including accrued interest of $10,000, was $60,000. As of June 4, 2021, the remaining Convertible Note was no longer convertible into shares of common stock since the conversion rights expired on June 4, 2021, and the Convertible Notes stopped accruing interest on its maturity date on June 5, 2021. The Convertible Notes have been reclassed from Convertible Note to Loans Payable on the balance sheet.

The following sets forth the loan payments, including interest, for the years ended December 31:

2022	$124,000
2023	$54,000
2024	$50,000
2025	$50,000
2026	$46,000
Thereafter	$144,000
Total	$468,000

NOTE 10 – LEGAL PROCEEDINGS

On June 8, 2021, Paul Spivak, former Chief Executive Officer of the Company was arrested for conspiracy to commit securities fraud. Upon his arrest, the Company learned that on June 7, 2021, a Criminal Complaint was filed against Mr. Spivak in the United States District Court for the Northern District of Ohio.

On October 8, 2021, a superseding indictment was unsealed that included additional securities fraud related charges against Mr. Spivak and Olga Smirnova (Secretary and Director, wife of Mr. Spivak), amongst others.

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

General Overview

US Lighting Group, Inc. (the “Company”) was originally incorporated in the State of Florida on October 17, 2003, under the name Luxurious Travel Corp., The Company acquired all of the issued and outstanding capital stock of US Lighting Group, Inc. (founded in 2013 in accordance with the laws of the State of Wyoming) on July 13, 2016, and the corporate name was changed on August 9, 2016, to the US Lighting Group, Inc. At the time the Company designed and manufactured commercial LED lighting, both for retrofits and new construction.

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

On January 11, 2021, the Company formed Cortes Campers, LLC (“Cortes Campers”), a wholly owned subsidiary, to operate its new brand of innovative travel trailers. During the second part of 2021 the Company heavily invested in Research and Development as well as production planning for the 17’ Camper with the goal of starting camper deliveries in early 2022.

The Company plans to expand its manufacturing footprint, enhance production techniques, and develop more products in the RV, marine, composite housing, and electronics sectors.

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Sales

Total sales from continuing operations for the three months ended the March 31, 2022 were $76,000, compared to $2,000 for the three months ended March 31, 2021, an increase of $74,000. The increase in sales is attributed to new sales through our Cortes Campers subsidiary. During the current period all sales revenue was from Cortes Campers.

Cost of Goods Sold

Cost of goods sold from continuing operations for the three months ended the March 31, 2022 were $68,000, compared to $0 for the three months ended the March 31, 2021. The March 31, 2022 cost of goods sold relates to camper sales from the Company’s Cortes Campers subsidiary, whereas March 31, 2021 sales are all discontinued and presented as part of discontinued operations.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) from continuing operations were $266,000 for the three months ended the March 31, 2022, compared to $217,000 for the three months ended the March 31, 2021, an increase of $49,000, or 22.5%. The increase over the prior year can be attributed to increased personnel costs associated with the Company’s Cortes Campers Subsidiary.

We had no product development costs for the three months ended the March 31, 2022, compared to $33,000 for the three months ended the March 31, 2021, a decrease of $33,000. The decrease is due to the Company changing its focus to the RV, marine, composite housing, and electronics sectors.

Other Income / Expense

During the three months ended the March 31, 2022, we had total other expense of $118,000. We had other income of $15,000, recognized a realized gain of $31,000, an unrealized loss of $157,000, interest income of $2,000 related to investments, and interest expense of $9,000. Total other expense from interest expense for the three months ended March 31, 2021, was $47,000.

Net Loss

We had a net loss from continuing operations of $376,000 for the three months ended the March 31, 2022, compared to $148,000 for the three months ended the March 31, 2021. Our overall net loss increased mainly to the unrealized loss on our investments.

Liquidity and Capital Resources

Changes in Cash Flows

Net cash used in operating activities for the three months ended March 31, 2022, was $257,000, compared to net cash provided by operating activities of $277,000, for the three months ended the March 31, 2021, which included net cash used by discontinued operation of $31,000,.

Net cash used in investing activities was $1,000 for the three months ended March 31, 2022, compared to $141,000 for the three months ended March 31, 2021. The difference is primarily due to a very small investment in fixed assets for the three months ended March 31, 2022 as compared with a much larger investment in fixed assets and discontinued assets for the three months ended March 31, 2022.

Net cash provided by financing activities for the three months ended March 31, 2022, was $376,000 and included proceeds of $704,000 received from the sale of trading securities, offset by the repayment of $16,000 of loans payable, and repayment of $308,000 of notes payable to a related party. Net cash used in financing activities for the three months ended March 31, 2021, was $135,000 and included proceeds of $150,000 received from the sale of common stock and $40,000 from notes payable. Cash received was offset by the repayment of $13,000 of loans payable, and repayment of $351,000 of notes payable to a related party. We also received net cash from discontinued operations of 39,000.

Loans payable for continuing operations consisted of the following as of March 31, 2022:

March 31, 2022
PayPal Working Capital Loan, net of discount (a)	$18,000
PayPal Working Capital Loan, net of discount (b)	7,000
Secured promissory note (c)	262,000
Vehicle loans (d)	123,000
Equipment loan (e)	—
Convertible Notes (f)	58,000
Total loans payable	468,000
Loans payable, current portion	(133,000)
Loans payable, net of current portion	$335,000

a.	On August 12, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $216,000. The Company received net proceeds of $200,000, net of loan fees of $16,000. The loan matures in November 2022 and requires a $1,600 monthly payment. The loan balance on March 31, 2022 was $18,000.

b.	On November 25, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $66,000. The Company received net proceeds of $50,000, net of loan fees of $16,000. The loan matures in December 2022 and requires a $600 monthly payment. The loan balance on March 31, 2022, was $7,000.

c.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s former Chief Executive Officer and secured by the Company’s real estate. The loan balance on December 31, 2021, was $263,000. During the three months ended March 31, 2022, the Company made principal payments of $1,000, leaving a total of $262,000 owed at March 31, 2022.

d.	The Company purchases vehicles for employees and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on three vehicles was $105,000 at December 31, 2020, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%. During the year ended December 31, 2021, the Company purchased a vehicle for $40,000, with a 72 month loan term, and an interest rate of 4.15%, and made total principal payments of $18,000 on its vehicle loans, leaving an aggregate loan balance on three vehicles of $127,000 at December 31, 2021. During the three months ended March 31, 2022, the Company made principal payments of $4,000, leaving a total of $123,000 owed at March 31, 2022.

e.	On August 3, 2020, the Company entered into a $18,000 term loan with Leaf Capital related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 8.48% per annum, and is secured by the production equipment. The loan balance on December 31, 2021, was $11,000. During the three months ended March 31, 2022, the Company made principal payments of $11,000, leaving a total of $0 owed at March 31, 2022.

f.

The Company issued convertible secured debentures (“Convertible Notes”) to accredited investors from December 2019 through June 2020, with interest at 10% per annum, a term of eighteen months, and secured by all of the assets of the Company and its subsidiaries. The Convertible Notes provide a conversion right, in which the principal amount of the Convertible Notes, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at $0.25 per share. The Convertible Notes balance on December 31, 2021, including accrued interest of $10,000, was $60,000. As of June 4, 2021, the remaining Convertible Note was no longer convertible into shares of common stock since the conversion rights expired on June 4, 2021, and the note stopped accruing interest on its maturity date on June 5, 2021. The Note has been reclassed from Convertible Note to Loans Payable on the balance sheet.

Critical Accounting Policies and Estimates

Refer to our Form 10-K for the year ended December 31, 2021, for a full discussion of our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Based on management’s evaluation, we concluded that, as of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weaknesses in our internal control over financial reporting were identified by management as March 31, 2022:

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the quarter ended March 31, 2022, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

US LIGHTING GROUP, INC.

Date: July 14, 2022	By:	/s/ ANTHONY CORPORA
Anthony Corpora
Chief Executive Officer
(Principal executive officer)

Date: July 14, 2022	By:	/s/ STEVEN E. EISENBERG
Steven E. Eisenberg
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)