Form 10-Q
period 2022-06-30
U.S. Lighting Group, Inc.
filed 2022-08-15
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2022

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

The number of shares of registrant’s common stock outstanding as of August 15, 2022 was 98,348,735.

US LIGHTING GROUP, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US LIGHTING GROUP, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$119,000	$286,000
Prepaid expenses and other current assets	208,000	157,000
Investment in trading securities	367,000	1,647,000
Total Current Assets	694,000	2,090,000

Property and equipment, net	875,000	945,000
Total Assets	$1,569,000	$3,035,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$23,000	$34,000
Accrued expenses	17,000	17,000
Customer advance payments	77,000	10,000
Accrued payroll to a former officer	246,000	536,000
Convertible notes payable	—	60,000
Loan payable– current portion	107,000	82,000
Loans payable, related party	—	407,000
Total Current Liabilities	470,000	1,146,000

Loans payable, net of current portion	330,000	344,000

Total Liabilities	800,000	1,490,000

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 97,848,735 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	17,791,000	17,791,000
Accumulated deficit	(17,032,000)	(16,256,000)
Total Shareholders’ Equity	769,000	1,545,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,569,000	$3,035,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2022	2021	2022	2021
Sales	$49,000	$1,000	$125,000	$2,000
Cost of goods sold	44,000	2,000	112,000	3,000
Gross profit (loss)	5,000	(1,000)	13,000	(1,000)

Operating expenses:
Selling, general and administrative expenses	325,000	358,000	591,000	575,000
Product development costs	—	6,000	—	39,000
Total operating expenses	325,000	364,000	591,000	614,000

Loss from operations	(320,000)	(365,000)	(578,000)	(615,000)

Other income (expense):
Other income, net	79,000	—	94,000	—
Other income, related party	—	15,000	—	30,000
Extinguishment of debt - related party	—	9,000	—	9,000
Unrealized gain (loss)	(117,000)	204,000	(274,000)	204,000
Realized loss	(49,000)	—	(18,000)	—
Interest income	1,000	—	3,000	—
Interest expense	(7,000)	—	(16,000)	—
Interest expense, related party	—	(24,000)	—	(56,000)
Gain on disposal of fixed assets	13,000	—	13,000	—
Total other income (expense)	(80,000)	204,000	(198,000)	187,000

Net loss from continuing operations	(400,000)	(161,000)	(776,000)	(428,000)
Net income from sale of discontinued operations	—	3,915,000	—	3,915,000
Net loss from discontinued operations	—	(301,000)	—	(182,000)
Net income (loss)	$(400,000)	$3,453,000	$(776,000)	$3,305,000

Basic loss per share from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Basic income per share from discontinued operations	$—	$0.04	$—	$0.04
Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted income per share from discontinued operations	$—	$0.04	$—	$0.04

Weighted average common shares outstanding, basic	97,848,735	97,634,035	97,848,735	97,043,978
Weighted average common shares outstanding, diluted	97,848,735	97,634,035	97,848,735	97,043,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	—	$—	97,848,735	$10,000	$17,791,000	$(16,256,000)	$1,545,000
Net Loss	—	—	—	—	—	(376,000)	(376,000)
Balance, March 31, 2022	—	—	97,848,735	10,000	17,791,000	(16,632,000)	1,169,000
Net Loss	—	—	—	—	—	(400,000)	(400,000)
Balance, June 30, 2022	—	$—	97,848,735	$10,000	$17,791,000	$(17,032,000)	$769,000

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance, December 31, 2020	—	$—	95,970,735	$10,000	$17,435,000	$—	$(19,309,000)	$(1,864,000)
Net proceeds from sale of common stock	—	—	1,005,000	—	150,000	—	—	150,000
Net Loss	—	—	—	—	—	—	(148,000)	(148,000)
Balance, March 31, 2021	—	—	96,975,735	10,000	17,585,000	—	(19,457,000)	(1,862,000)
Proceeds from sale of common stock	—	—	1,007,000	—	151,000	7,000	—	158,000
Shares returned	—	—	(500,000)	—	—	—	—	—
Common stock issued for services	—	—	350,000	—	55,000	—	—	55,000
Net Income	—	—	—	—	—	—	3,453,000	3,453,000
Balance, June 30, 2021	—	$—	97,832,735	$10,000	17,791,000	$7,000	$(16,004,000)	$1,804,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net (loss) income	$(776,000)	$3,305,000
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	36,000	40,000
Amortization of debt discount	—	8,000
Stock issued for services	—	55,000
Realized loss from investments	18,000	—
Unrealized loss from investments	274,000	(204,000)
Gain on extinguishment of debt	—	(9,000)
Changes in Assets and Liabilities:
Accounts receivable	—	514,000
Prepaid expenses and other current assets	(51,000)	—
Accounts payable	(11,000)	(8,000)
Customer advanced payments	67,000	—
Accruals	(3,000)	—
Accrued interest on related party loans	4,000	66,000
Accrued payroll to a former officer	(290,000)	52,000
Operating cashflow from discontinued operations	—	26,000
Net cash (used) provided by operating activities	(732,000)	3,845,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,000)	(159,000)
Investment in trading securities	—	(3,800,000)
Sale of fixed assets	35,000	400,000
Proceeds from investments	988,000	100,000
Net cash provided (used) by investing activities	1,022,000	(3,459,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	—	308,000
Proceeds from loans payable	—	177,000
Payment of loans payable	(46,000)	(159,000)
Payments on notes payable related party	(411,000)	(734,000)
Net cash used in financing activities	(457,000)	(408,000)

Net change in cash	(167,000)	(22,000)
Cash beginning of period	286,000	108,000
Cash end of period	$119,000	$86,000

Supplemental Cash Flow Information:
Interest paid	$430,000	$49,000
Taxes paid	$—	$—

Non-cash Financing Activities:
Offset accounts receivable, related party with notes payable, related party	$—	$30,000

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 1 – ORGANIZATION

US Lighting Group, Inc. (the “Company”) was founded on October 17, 2002, in accordance with the laws of Florida and is located in Euclid, Ohio.

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

On January 12, 2022, the Company created Futuro Houses, LLC, a new wholly owned subsidiary to manufacture and sell fiberglass houses. As of June 30, 2022, Futuro Houses, LLC had no revenues.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending June 30, 2022 and not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There was $0 and $205,000 of cash equivalents as of the six months ended June 30, 2022 and the year ended December 31, 2021, respectively, held in the Company’s investment account.

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

During the six months ended June 30, 2022, the Company realized a net loss of $776,000 and cash used by operating activities was $1,316,000, compared to cash provided by operating activities of $3,845,000 in the prior period. Based on current projections, we believe our available cash on-hand of $119,000, our liquid investments of $367,000, current efforts to market and sell our product and our ability to significantly reduce expenses will provide sufficient cash resources to satisfy our operational need for the next twelve months.

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

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three and six months ended June 30, 2021, have been reflected as discontinued operations in the unaudited consolidated statements of operations and consist of the following.

	Three Months ended June 30, 2021	Six Months ended June 30, 2021
Sales from discontinued operations	$541,000	$1,484,000
Cost of goods sold of discontinued operations	188,000	594,000
Gross profit of discontinued operations	353,000	890,000

Operating expenses of discontinued operations:
Selling, general and administrative expenses	597,000	942,000
Product development costs	30,000	80,000
Total operating expenses of discontinued operations	627,000	1,022,000

Operating income from discontinued operations	(274,000)	(132,000)

Other income (expense) of discontinued operations:
Gain on sale of assets	3,915,000	3,915,000
Gain on extinguishment of debt	—	9,000
Interest expense	(27,000)	(59,000)
Total other income	3,888,000	3,865,000

Net Income from discontinued operations	$3,614,000	$3,733,000

NOTE 5 – INVESTMENT IN TRADING SECURITIES

On May 17, 2020, the Company purchased $3,800,000 of various mutual fund assets from a broker. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of June 30, 2022, these assets have a reported market value of $367,000. The Company has adjusted the reported amounts for these investments to market value resulting in a realized loss and unrealized loss of $18,000 and $274,000, respectively, for the six months ended June 30, 2022.

The source of the $3,800,000 that the Company used to purchase various mutual fund assets from the broker was from the sale of certain assets of Intellitronix Corporation that was consummated on May 14, 2021. The Company purchased the mutual fund assets in order to provide shareholders of the Company with a reasonable rate of return while deciding how to deploy these funds towards its planned business operations. However, as a result of this purchase by the Company of mutual fund assets from the broker , the Company may be deemed to be an “investment company” under the Investment Company Act of 1 Investment Company Act of 1940 (the “Investment Company Act”).

The Company does not intend to be an investment company and does not intend to be engaged in the business of investing, reinvesting, owning, holding or trading in securities. As such, the Company intends to rely on Rule 3a-2 under the Investment Company Act, which provides an exclusion from the definition of “investment company” for issuers meeting certain criteria. The Company will endeavor to ensure that it is compliant with the conditions for relying on this rule, within the time period permitted by Rule 3a-2. In an effort to comply with this exclusion, the Company intends to liquidate its securities as soon as is reasonably possible until the Company no longer owns securities having a value exceeding 40% of the value of such the Company’s total assets on an unconsolidated basis. Such course of action has been approved and authorized by the Company’s Board of Directors by unanimous written consent on August 17, 2021.

As of December 31, 2021, the account had $205,000 of cash and $1,647,000 of securities. As of December 31, 2021, the Company owned securities that comprised 54% of the value of the Company’s total assets on a consolidated basis.

The Company has not been consistent in achieving its goal of maintaining investments at under 40% of total assets in 2021. In the second quarter of 2021 the Company was over 40%, in the third quarter of 2021 the Company was under 40% and in the fourth quarter of 2021 the Company was again over 40%. As of June 30, 2022, the account had $1,000 of cash and $367,000 of securities. As of June 30, 2022, the Company owned securities that comprised 23% of the value of the Company’s total assets on a consolidated basis and liquidated the remainder of its securities in early July 2022. The Company has remedied this issue and the Company will not have to register under The Investment Company Act of 1940.

As of June 30, 2022, the Company qualified for a one-year registration exclusion under rule 3a-2 of the Investment Company Act of 1940.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment for continuing operations consist of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Building and improvements	$664,000	$664,000
Land	96,000	96,000
Vehicles	199,000	319,000
Office equipment	24,000	24,000
Furniture and fixtures	5,000	5,000
Total property and equipment cost	988,000	1,108,000
Less: accumulated depreciation and amortization	(113,000)	(163,000)
Property and equipment, net	$875,000	$945,000

Depreciation expense for the six months ended June 30, 2022, and 2021 was $36,000 and $40,000, respectively.

NOTE 7 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s former President and CEO voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s former President and CEO was $246,000 and $536,000 as of June 30, 2022 and December 31, 2021, respectively. Deferral of wages was halted on August 9, 2021, when the Company’s former President and CEO resigned. Please see Note 10 for a more complete discussion.

NOTE 8 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Loan payable to officers/shareholders (a)	$—	$407,000
Loans payable to related parties, current portion	—	(407,000)
Loans payable to related parties, net of current portion	$—	$—

a.	On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s former President and majority shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matured in December 2021, required monthly payments of $74,000, carried an interest rate of 6.25%, and was secured by the assets of Intellitronix Corporation. The loan balance on December 31, 2021, consisting only of accrued interest, was $407,000. During the six months ended June 30, 2022, the Company made interest payments of $407,000, leaving a balance outstanding of $0 at June 30, 2022.

NOTE 9 – LOANS PAYABLE

Loans payable for continuing operations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
PayPal Working Capital Loan, net of discount (a)	$—	$18,000
PayPal Working Capital Loan, net of discount (b)	—	7,000
Secured promissory note (c)	261,000	263,000
Vehicle loans (d)	118,000	127,000
Equipment loan (e)	—	11,000
Convertible Notes (f)	58,000	—
Total loans payable	437,000	426,000
Loans payable, current portion	(107,000)	(82,000)
Loans payable, net of current portion	$330,000	$344,000

a.	On August 12, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $216,000. The Company received net proceeds of $200,000, net of loan fees of $16,000. The loan matures in November 2022 and requires a $1,600 monthly payment. The loan balance on June 30, 2022, was $0.

b.	On November 25, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $66,000. The Company received net proceeds of $50,000, net of loan fees of $16,000. The loan matures in December 2022 and requires a $600 monthly payment. The loan balance on June 30, 2022, was $0.

c.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s former Chief Executive Officer and secured by the Company’s real estate. The loan balance on December 31, 2021, was $263,000. During the six months ended June 30, 2022, the Company made principal payments of $2,000, leaving a total of $261,000 owed at June 30, 2022.

d.	The Company purchases vehicles for employees, and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on three vehicles was $105,000 at December 31, 2020, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%. During the year ended December 31, 2021, the Company disposed of one vehicle and purchased another for $40,000. The new vehicle has a 72 month loan term, and an interest rate of 4.15%. The Company made total principal payments of $18,000 on its vehicle loans, leaving an aggregate loan balance on the three vehicles of $127,000 at December 31, 2021. During the six months ended June 30, 2022, the Company made principal payments of $9,000, leaving a total of $118,000 owed at June 30, 2022.

e.	On August 3, 2020, the Company entered into a $18,000 term loan with Leaf Capital related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 8.48% per annum, and is secured by the production equipment. The loan balance on December 31, 2021, was $11,000. During the six months ended June 30, 2022, the Company made principal payments of $11,000, leaving a total of $0 owed at June 30, 2022.

f.

The Company issued convertible secured debentures (“Convertible Notes”) to accredited investors from December 2019 through June 2020, with interest at 10% per annum, a term of eighteen months, and secured by all of the assets of the Company and its subsidiaries. The Convertible Notes provide a conversion right, in which the principal amount of the Convertible Notes, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at $0.25 per share. The Convertible Notes balance on December 31, 2021, including accrued interest of $10,000, was $60,000. As of June 4, 2021, the remaining Convertible Note was no longer convertible into shares of common stock since the conversion rights expired on June 4, 2021, and the Convertible Notes stopped accruing interest on its maturity date on June 5, 2021. The Convertible Notes have been reclassified from Convertible Note to Loans Payable on the balance sheet.

The following sets forth the loan payments, including interest, for the years ended December 31:

2023	$107,000
2024	$51,000
2025	$50,000
2026	$50,000
2027	$38,000
Thereafter	$141,000
Total	$437,000

NOTE 10 – LEGAL PROCEEDINGS

On June 8, 2021, Paul Spivak, former Chief Executive Officer of the Company was arrested for conspiracy to commit securities fraud. Upon his arrest, the Company learned that on June 7, 2021, a Criminal Complaint was filed against Mr. Spivak in the United States District Court for the Northern District of Ohio.

On October 8, 2021, a superseding indictment was unsealed that included additional securities fraud related charges against Mr. Spivak and Olga Smirnova (Secretary and Director, wife of Mr. Spivak), amongst others. Mr. Spivak resigned from all positions due to the charges against him.

The Company has been advised that Mr. Spivak and Ms. Smirnova pleaded not guilty to the charges. Both have advised that they intend to deny the charges and intend to vehemently defend themselves against these charges. The Company has not been named in the superseding indictment and is unable to know the eventual outcome, timing and course of actions of this matter.

NOTE 11 – SUBSEQUENT EVENTS

On July 11, 2022, the Company changed the name of its wholly owned subsidiary Intellitronix Corp. to RVTronix Corp to better reflect its expected future product focus. As of June 30, 2022, RVTronix had no revenue.

On August 5, 2022, US Lighting Group, (the “Company”) entered into a Stock Purchase Agreement (the “Agreement”) with Paul Spivak, a related party, (“Seller”), whereby the Company agreed to acquire one hundred percent of the outstanding shares of common stock of Mig Marine Corp. (“Mig Marine”) in exchange for a promissory note of $6,195,000 (the “Promissory Note”) and a deposit of $683,333 payable on or before August 05, 2023, together representing one hundred percent seller financing of the transaction. The parties agreed that certain assets of Mig Marine were to be excluded from the purchase as more fully set forth in the Agreement. The following are the material terms of the Promissory Note: interest accrues at the rate of 6.25 per annum commencing September 5, 2022; principal and interest will be repaid in consecutive monthly installments of principal and interest, amortized over five years, on the first day of each month commencing the month following execution of the Promissory Note and continuing until August 5, 2027.

On August 8, 2022, the Company sold 500,000 shares of common stock for total proceeds of $50,000.

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

Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Sales

Total sales from continuing operations for the three months ended the June 30, 2022 were $49,000, compared to $1,000 for the three months ended June 30, 2021, an increase of $48,000. The increase in sales is attributed to new sales through our Cortes Campers subsidiary. During the current period all sales revenue was from Cortes Campers subsidiary, whereas most of June 30, 2021, sales are discontinued and presented as part of discontinued operations.

Cost of Goods Sold

Cost of goods sold from continuing operations for the three months ended the June 30, 2022 were $44,000, compared to $2,000 for the three months ended the June 30, 2021. The June 30, 2022 cost of goods sold relates to camper sales from the Company’s Cortes Campers subsidiary, whereas most of June 30, 2021 sales are discontinued and presented as part of discontinued operations.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) from continuing operations were $325,000 for the three months ended the June 30, 2022, compared to $358,000 for the three months ended the June 30, 2021, a decrease of $33,000, or 9%. The decrease over the prior year can be primarily attributed to decreased bad debt expense of $40,000 offset partially by increased payroll expense of $5,000.

We had no product development costs for the three months ended the June 30, 2022, compared to $6,000 for the three months ended the June 30, 2021, a decrease of $6,000. The decrease is due to the Company changing its focus to the RV, marine, composite housing, and electronics sectors. We are currently a distributer and not a manufacturer.

Other Income / Expense

During the three months ended the June 30, 2022, we had total other expenses of $80,000, including: other income of $79,000, recognized a realized loss of $49,000 and an unrealized loss of $117,000 from investments, interest income of $1,000 related to investments, and interest expense of $7,000. During the three months ended the June 30, 2021, we had total other income of $204,000. We had other income of $15,000, recognized an unrealized gain of $204,000 from investments, and interest expense of $24,000.

Net Loss

We had a net loss from continuing operations of $400,000 for the three months ended June 30, 2022, compared to $161,000 for the three months ended the June 30, 2021. Our overall net loss from continuing operations increased mainly to the unrealized loss on our investments in the current period compared to the unrealized gain in the prior period. For the three months ended June 30, 2021, we also had $3,915,000 of income from the sale of discontinued operations and a $301,000 net loss from discontinued operations.

Results of Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Sales

Total sales from continuing operations for the six months ended the June 30, 2022 were $125,000, compared to $2,000 for the six months ended June 30, 2021, an increase of $123,000. The increase in sales is attributed to new sales through our Cortes Campers subsidiary. During the current period all sales revenue was from Cortes Campers subsidiary, whereas most of June 30, 2021, sales are discontinued and presented as part of discontinued operations.

Cost of Goods Sold

Cost of goods sold from continuing operations for the six months ended the June 30, 2022 were $112,000, compared to $3,000 for the six months ended the June 30, 2021. The June 30, 2022 cost of goods sold relates to camper sales from the Company’s Cortes Campers subsidiary, whereas most of June 30, 2021 sales are discontinued and presented as part of discontinued operations.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) from continuing operations were $591,000 for the six months ended the June 30, 2022, compared to $575,000 for the six months ended the June 30, 2021, an increase of $16,000, or 3%. The increase over the prior year can be attributed to increased personnel costs associated with the Company’s Cortes Campers Subsidiary.

We had no product development costs for the six months ended the June 30, 2022, compared to $39,000 for the six months ended the June 30, 2021, a decrease of $39,000. The decrease is due to the Company changing its focus to the RV, marine, composite housing, and electronics sectors. We are currently a distributer and not a manufacturer.

Other Income / Expense

During the six months ended the June 30, 2022, we had total other expense of $198,000 including: other income of $94,000, recognized a realized loss of $18,000 and unrealized loss of $274,000 from investments, interest income of $3,000 related to investments, and interest expense of $16,000. During the six months ended the June 30, 2021, we had total other income of $187,000. We had other income, related party of $30,000, recognized an unrealized gain of $204,000 from investments, and interest expense, related party of $56,000.

Net Loss

We had a net loss from continuing operations of $776,000 for the six months ended June 30, 2022, compared to $428,000 for the six months ended the June 30, 2021. Our overall net loss from continuing operations increased mainly due to the unrealized loss on our investments in the current period. For the six months ended June 30, 2021, we also had $3,915,000 of income from the sale of discontinued operations and a $182,000 net loss from discontinued operations.

Liquidity and Capital Resources

Changes in Cash Flows

Net cash used in operating activities for the six months ended June 30, 2022, was $732,000, as compared to net cash provided by operating activities of $3,845,000, for the six months ended the June 30, 2021, which included $3,915,000 net income from the sale of discontinued operations.

Net cash provided by investing activities was $1,202,000 for the six months ended June 30, 2022, compared to net cash used of $3,459,000 for the six months ended June 30, 2021. In the prior period we used $3,800,000 to invest in trading securities and $159,000 to purchase property and equipment. This was offset with proceeds of $400,000 from the sale of fixed assets and $100,000 from proceeds from investments. In the current period we received $35,000 from the sale of fixed assets and $988,000 from proceeds from investments..

Net cash used in financing activities for the six months ended June 30, 2022, was $457,000 and included the repayment of $46,000 of loans payable, and repayment of $411,000 of notes payable to a related party. Net cash used in financing activities for the six months ended June 30, 2021, was $408,000 and included proceeds of $308,000 received from the sale of common stock and $177,000 from notes payable. Cash received was offset by the repayment of $159,000 of loans payable, and repayment of $734,000 of notes payable to a related party.

Loans payable for continuing operations consisted of the following as of June 30, 2022:

June 30, 2022
Secured promissory note (a)	$261,000
Vehicle loans (b)	118,000
Convertible Notes (c)	58,000
Total loans payable	437,000
Loans payable, current portion	(107,000)
Loans payable, net of current portion	$330,000

a.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s former Chief Executive Officer and secured by the Company’s real estate. The loan balance on December 31, 2021, was $263,000. During the six months ended June 30, 2022, the Company made principal payments of $2,000, leaving a total of $261,000 owed at June 30, 2022.

b.	The Company purchases vehicles for employees and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on three vehicles was $105,000 at December 31, 2020, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%. During the year ended December 31, 2021, the Company purchased a vehicle for $40,000, with a 72 month loan term, and an interest rate of 4.15%, and made total principal payments of $18,000 on its vehicle loans, leaving an aggregate loan balance on three vehicles of $127,000 at December 31, 2021. During the six months ended June 30, 2022, the Company made principal payments of $9,000, leaving a total of $118,000 owed at June 30, 2022.

c.	The Company issued convertible secured debentures (“Convertible Notes”) to accredited investors from December 2019 through June 2020, with interest at 10% per annum, a term of eighteen months, and secured by all of the assets of the Company and its subsidiaries. The Convertible Notes provide a conversion right, in which the principal amount of the Convertible Notes, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at $0.25 per share. The Convertible Notes balance on December 31, 2021, including accrued interest of $10,000, was $60,000. As of June 4, 2021, the remaining Convertible Note was no longer convertible into shares of common stock since the conversion rights expired on June 4, 2021, and the note stopped accruing interest on its maturity date on June 5, 2021. The Note has been reclassed from Convertible Note to Loans Payable on the balance sheet.

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

Based on management’s evaluation, we concluded that, as of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weaknesses in our internal control over financial reporting were identified by management as June 30, 2022:

Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee; (ii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (ii) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (iv) had inadequate segregation of duties consistent with control objectives; and (v) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal controls over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner;

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the quarter ended June 30, 2022, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

US LIGHTING GROUP, INC.

Date: August 15, 2022	By:	/s/ ANTHONY CORPORA
Anthony Corpora
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ STEVEN E. EISENBERG
Steven E. Eisenberg
Chief Financial Officer (Principal Accounting Officer)