Form 10-Q
period 2022-09-30
U.S. Lighting Group, Inc.
filed 2022-11-18
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2022

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

The number of shares of registrant’s common stock outstanding as of November 17, 2022 was 98,648,735.

US LIGHTING GROUP, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

US LIGHTING GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)	(Combined)
Current Assets:
Cash	$68,000	$289,000
Accounts Receivable	32,000	—
Prepaid expenses and other current assets	82,000	157,000
Inventory	177,000	65,000
Deposits and other assets	—	9,000
Investment in trading securities	—	1,647,000
Total Current Assets	359,000	2,167,000

Property and equipment, net	1,982,000	1,848,000
Total Assets	$2,341,000	$4,015,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$341,000	$77,000
Accrued expenses	—	33,000
Customer advance payments	—	10,000
Accrued payroll to a former officer	125,000	686,000
Convertible notes payable	—	60,000
Loan payable– current portion	101,000	82,000
Loans payable, related party	1,202,000	1,458,000
Total Current Liabilities	1,769,000	2,406,000

Loans payable, net of current portion, related party	5,709,000	—
Loans payable, net of current portion	280,000	344,000

Total Liabilities	7,758,000	2,750,000

Commitments and Contingencies

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 98,648,735 and 97,848,735 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in-capital	19,519,000	17,796,000
Accumulated deficit	(24,946,000)	(16,541,000)
Total Shareholders’ (Deficit) Equity	(5,417,000)	1,265,000

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,341,000	$4,015,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) / (Combined)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2022	2021	2022	2021
Sales	$516,000	$21,000	$641,000	$23,000
Cost of goods sold	528,000	—	754,000	3,000
Gross profit (loss)	(12,000)	21,000	(113,000)	20,000

Operating expenses:
Selling, general and administrative expenses	526,000	240,000	1,134,000	859,000
Product development costs	78,000	2,000	123,000	41,000
Total operating expenses	604,000	242,000	1,257,000	900,000

Loss from operations	(616,000)	(221,000)	(1,370,000)	(880,000)

Other income (expense):
Other income (expense), net	(4,000)	3,000	60,000	3,000
Extinguishment of debt - related party	—	—	—	9,000
Extinguishment of debt	—	52,000	—	52,000
Unrealized gain (loss)	(32,000)	(9,000)	(288,000)	195,000
Realized gain (loss)	18,000	—	(18,000)	—
Interest income	1,000	7,000	4,000	7,000
Interest expense, net	(40,000)	(17,000)	(56,000)	(17,000)
Interest expense, related party	—	(19,000)	—	(75,000)
Gain on disposal of fixed assets	10,000	—	23,000	—
Total other income (expense)	(47,000)	17,000	(275,000)	174,000

Net loss from continuing operations	(663,000)	(204,000)	(1,645,000)	(706,000)
Net income from sale of discontinued operations	—	—	—	3,915,000
Net loss from discontinued operations	—	(7,000)	—	(158,000)
Net income (loss)	$(663,000)	$(211,000)	$(1,645,000)	$3,051,000

Basic loss per share from continuing operations	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Basic income (loss) per share from discontinued operations	$—	$(0.00)	$—	$0.04
Basic income (loss) per share	$(0.00)	$(0.00)	$(0.02)	$0.03
Diluted income (loss) per share from discontinued operations	$—	$(0.00)	$—	$0.03

Weighted average common shares outstanding, basic	97,848,735	97,834,996	97,982,618	97,310,548
Weighted average common shares outstanding, diluted	97,848,735	97,834,996	97,982,618	97,310,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited) / (Combined)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	—	$—	97,848,735	$10,000	$17,678,000	$(16,423,000)	$1,265,000
Net Loss	—	—	—	—	—	(582,000)	(582,000)
Balance, March 31, 2022	—	—	97,848,735	10,000	17,678,000	(17,005,000)	683,000
Net Loss	—	—	—	—	—	(400,000)	(400,000)
Balance, June 30, 2022	—	—	97,848,735	10,000	17,678,000	(17,405,000)	283,000
Sale of common stock	—	—	800,000	—	80,000	—	80,000
Forgiveness of related party debt	—	—	—	—	1,761,000	—	1,761,000
Acquisition of Mig Marine						(6,878,000)	(6,878,000)
Net Loss	—	—	—	—	—	(663,000)	(663,000)
Balance, September 30, 2022	—	$—	98,648,735	$10,000	$19,519,000	$(24,946,000)	$(5,417,000)

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance, December 31, 2020	—	$—	95,970,735	$10,000	$17,435,000	$—	$(19,309,000)	$(1,864,000)
Net proceeds from sale of common stock	—	—	1,005,000	—	150,000	—	—	150,000
Net Loss	—	—	—	—	—	—	(148,000)	(148,000)
Balance, March 31, 2021	—	—	96,975,735	10,000	17,585,000	—	(19,457,000)	(1,862,000)
Proceeds from sale of common stock	—	—	1,007,000	—	151,000	7,000	—	158,000
Shares returned	—	—	(500,000)	—	—	—	—	—
Common stock issued for services	—	—	350,000	—	55,000	—	—	55,000
Net Income	—	—	—	—	—	—	3,410,000	3,410,000
Balance, June 30, 2021	—	—	97,832,735	10,000	17,791,000	7,000	(16,047,000)	1,761,000
Common stock issued	—	—	—	—	—	(7,000)	—	(7,000)
Net Income	—	—	—	—	—	—	(211,000)	(211,000)
Balance, September 30, 2021	—	$—	97,832,735	$10,000	$17,791,000	$—	$(16,258,000)	$1,543,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) / (Combined)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net (loss) income	$(1,645,000)	$3,051,000
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	139,000	39,000
Amortization of debt discount	—	8,000
Stock issued for services	—	55,000
Realized loss from investments	18,000	—
Unrealized gain (loss) from investments	288,000	(195,000)
Gain on extinguishment of debt	—	(52,000)
Changes in Assets and Liabilities:
Accounts receivable	(32,000)	40,000
Inventory	(112,000)	(45,000)
Prepaid expenses and other current assets	84,000	(22,000)
Accounts payable	264,000	(62,000)
Customer advanced payments	(10,000)	—
Accruals		(11,000)
Accrued interest on convertible notes	(33,000)	4,000
Accrued interest on related party loans	36,000	91,000
Accrued payroll to a former officer	(411,000)	363,000
Operating cashflow from discontinued operations	—	(24,000)
Net cash (used) provided by operating activities	(1,414,000)	3,240,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(308,000)	(529,000)
Investment in trading securities	—	(3,800,000)
Sale of fixed assets	35,000	400,000
Proceeds from investments	1,341,000	892,000
Net cash provided (used) by investing activities	1,068,000	(3,037,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	80,000	308,000
Proceeds from loans payable	—	177,000
Proceeds received from notes payable, related party	561,000	546,000
Payment of loans payable	(105,000)	(161,000)
Payments on notes payable related party	(411,000)	(1,077,000)
Net cash used in financing activities	125,000	(207,000)

Net change in cash	(221,000)	(4,000)
Cash beginning of period	289,000	108,000
Cash end of period	$68,000	$104,000

Supplemental Cash Flow Information:
Interest paid	$430,000	$60,000
Taxes paid	$—	$—

Non-cash Financing Activities:
Offset accounts receivable, related party with notes payable, related party	$—	$45,000

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On January 12, 2022, the Company created Futuro Houses, LLC, a new wholly owned subsidiary to manufacture and sell fiberglass houses. As of September 30, 2022, Futuro Houses, LLC had no revenues.

On August 5, 2022, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Paul Spivak, a related party, (“Seller”), whereby the Company agreed to acquire one hundred percent of the outstanding shares of common stock of Mig Marine Corp in exchange for a promissory note of $6,195,000 (the “Promissory Note”) and a deposit of $683,333 payable on or before August 5, 2023, together representing one hundred percent seller financing of the transaction. The parties agreed that certain assets of Mig Marine were to be excluded from the purchase as more fully set forth in the Agreement. The following are the material terms of the Promissory Note: interest accrues at the rate of 6.25% per annum commencing September 5, 2022; principal and interest will be repaid in consecutive monthly installments of principal and interest, amortized over five years, on the first day of each month commencing the month following execution of the Promissory Note and continuing until August 5, 2027.

The Mig Marine Corp acquisition has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of the Company have been recast to include the financial results of Mig Marine Corp in the current and prior periods as if Mig Marine Corp had always been consolidated. The assets and liabilities of Mig Marine Corp have been recorded in the Company’s consolidated statements of financial condition at the seller’s historical carrying value. The purchase of Mig Marine Corp was accounted for as an equity transaction for the period ended September 30, 2022 (the period in which the transaction occurred). The following tables summarize the impact of the Mig Marine Corp acquisition to the Company’s unaudited condensed consolidated statement of financial condition as of December 31, 2021, and to the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

	December 31, 2021
	As Previously Reported	Retrospective Adjustments	As Adjusted
Total assets:	$3,035,000	$980,000	$4,015,000
Total liabilities	$1,490,000	$1,260,000	$2,750,000
Total equity	$1,545,000	$(280,000)	$1,265,000
Total liabilities and stockholders’ deficit	$3,035,000	$980,000	$4,015,000

	For The Three Months Ended September 30, 2021			For The Nine Months Ended September 30, 2021
	As Previously Reported	Retrospective Adjustments	As Adjusted	As Previously Reported	Retrospective Adjustments	As Adjusted
Loss from operations	$(205,000)	$(16,000)	$(221,000)	$(820,000)	$(20,000)	$(880,000)
Net loss from continuing operations	$(142,000)	$(62,000)	$(204,000)	$(601,000)	$(105,000)	$(706,000)
Net (loss) income from discontinued operations	$(7,000)	$—	$(7,000)	$3,757,000	$—	$3,757,000
Net (loss) income	$(149,000)	$(62,000)	$(211,000)	$3,156,000	$(105,000)	$3,051,000
Loss per share	$(0.00)	$—	$(0.00)	$0.03	$—	$0.03

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending September 30, 2022 and are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There was $0 and $205,000 of cash equivalents as of the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively, held in the Company’s investment account.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Intellitronix Corp., Cortes Campers, LLC, Fusion X Marine, LLC, Futuro Houses, LLC and Mig Marine. All intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. As of September 30, 2022 and December 31, 2021, the Company has $177,000 and $65,000 of raw material inventory, respectively.

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

During the nine months ended September 30, 2022, the Company realized a net loss of $1,645,000 and cash used by operating activities was $1,414,000, compared to cash provided by operating activities of $3,240,000 in the prior period. Based on current projections, we believe our available cash on-hand of $68,000 and current efforts to market and sell our product and our ability to significantly reduce expenses will provide sufficient cash resources to satisfy our operational need for the next twelve months.

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

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three and nine months ended September 30, 2021, have been reflected as discontinued operations in the unaudited consolidated statements of operations and consist of the following.

	Three Months ended September 30, 2021	Nine Months ended September 30, 2021
Sales from discontinued operations	$—	$1,484,000
Cost of goods sold of discontinued operations	—	593,000
Gross profit of discontinued operations	—	891,000

Operating expenses of discontinued operations:
Selling, general and administrative expenses	597,000	956,000
Product development costs	30,000	82,000
Total operating expenses of discontinued operations	627,000	1,038,000

Operating income from discontinued operations	(274,000)	(147,000)

Other income (expense) of discontinued operations:
Gain on sale of assets	3,915,000	3,915,000
Gain on extinguishment of debt	—	9,000
Interest expense	(27,000)	(59,000)
Total other income	3,888,000	3,865,000

Net Income from discontinued operations	$3,614,000	$3,733,000

NOTE 5 – INVESTMENT IN TRADING SECURITIES

On May 17, 2020, the Company purchased $3,800,000 of various mutual fund assets from a broker. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of September 30, 2022, these assets have all been sold. The Company has adjusted the reported amounts for these investments to market value resulting in a realized loss and unrealized loss of $288,000 and $18,000, respectively, for the nine months ended September 30, 2022.

The source of the $3,800,000 that the Company used to purchase various mutual fund assets from the broker was from the sale of certain assets of Intellitronix Corporation that was consummated on May 14, 2021. The Company purchased the mutual fund assets in order to provide shareholders of the Company with a reasonable rate of return while deciding how to deploy these funds towards its planned business operations. However, as a result of this purchase by the Company of mutual fund assets from the broker, the Company may be deemed to be an “investment company” under the Investment Company Act of 1 Investment Company Act of 1940 (the “Investment Company Act”).

The Company does not intend to be an investment company and does not intend to be engaged in the business of investing, reinvesting, owning, holding or trading in securities. As such, the Company intends to rely on Rule 3a-2 under the Investment Company Act, which provides an exclusion from the definition of “investment company” for issuers meeting certain criteria. In an effort to comply with this exclusion, the Company liquidated its securities as of September 30, 2022, as was approved and authorized by the Company’s Board of Directors by unanimous written consent on August 17, 2021.

As of December 31, 2021, the account had $205,000 of cash and $1,647,000 of securities. As of December 31, 2021, the Company owned securities that comprised 54% of the value of the Company’s total assets on a consolidated basis.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment for continuing operations consist of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Building and improvements	$664,000	$664,000
Land	96,000	96,000
Vehicles	147,000	319,000
Office equipment	25,000	24,000
Furniture and fixtures	5,000	5,000
Production molds and fixtures	851,000	851,000
Tooling and fixtures	344,000	52,000
Other equipment	66,000	—
Total property and equipment cost	2,198,000	1,211,000
Less: accumulated depreciation and amortization	(216,000)	(163,000)
Property and equipment, net	$1,982,000	$1,848,000

Depreciation expense for the nine months ended September 30, 2022, and 2021 was $139,000 and $39,000, respectively.

NOTE 7 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s former President and CEO voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s former President and CEO was $125,0000 and $686,000 as of September 30, 2022 and December 31, 2021, respectively. Deferral of wages was halted on August 9, 2021, when the Company’s former President and CEO resigned.

NOTE 8 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Loan payable to officers/shareholders	$6,911,000	$1,458,000
Loans payable to related parties, current portion	(1,202,000)	(1,458,000)
Loans payable to related parties, net of current portion	$5,709,000	$—

On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s former President and majority shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matured in December 2021, required monthly payments of $74,000, carried an interest rate of 6.25%, and was secured by the assets of Intellitronix Corporation. The loan balance on December 31, 2021, consisting only of accrued interest, was $407,000. During the nine months ended September 30, 2022, the Company made interest payments of $407,000, leaving a balance outstanding of $0 at September 30, 2022.

The year ended December 31, 2021, includes $1,051,000 of loans from Mr. Spivak, the Company’s majority shareholder and the former President of the Company and Mig Marine. During the nine months ended September 30, 2022, Mr. Spivak loaned the Company an additional $697,000. Pursuant to the terms of the Purchase Agreement Mr. Spivak forgave all amounts due to him, resulting in a credit to paid in capital of $1,761,000.

At September 30, 2022, pursuant to the terms of the Promissory Note issued as part of the acquisition of Mig Marine, the Company owes $6,878,000 of principal and $33,000 of accrued interest. The following are the material terms of the Promissory Note: interest accrues at the rate of 6.25% per annum commencing September 5, 2022; principal and interest will be repaid in consecutive monthly installments of principal and interest, amortized over five years, on the first day of each month commencing the month following execution of the Promissory Note and continuing until August 5, 2027.

NOTE 9 – LOANS PAYABLE

Loans payable for continuing operations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
PayPal Working Capital Loan, net of discount (a)	$—	$18,000
PayPal Working Capital Loan, net of discount (b)	—	7,000
Secured promissory note (c)	260,000	263,000
Vehicle loans (d)	63,000	127,000
Equipment loan (e)	—	11,000
Convertible Notes (f)	58,000	—
Total loans payable	381,000	426,000
Loans payable, current portion	(101,000)	(82,000)
Loans payable, net of current portion	$280,000	$344,000

a.	On August 12, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $216,000. The Company received net proceeds of $200,000, net of loan fees of $16,000. The loan matures in November 2022 and requires a $1,600 monthly payment. The loan balance on September 30, 2022, was $0.

b.	On November 25, 2019, the Company entered into a PayPal Working Capital loan. The principal amount of the loan was for $66,000. The Company received net proceeds of $50,000, net of loan fees of $16,000. The loan matures in December 2022 and requires a $600 monthly payment. The loan balance on September 30, 2022, was $0.

c.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $266,000 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company and the Company’s former Chief Executive Officer and secured by the Company’s real estate. The loan balance on December 31, 2021, was $263,000. During the nine months ended June 30, 2022, the Company made principal payments of $3,000, leaving a total of $260,000 owed at September 30, 2022.

d.	The Company purchases vehicles for employees, and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on three vehicles was $105,000 at December 31, 2020, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%. During the year ended December 31, 2021, the Company disposed of one vehicle and purchased another for $40,000. The new vehicle has a 72 month loan term, and an interest rate of 4.15%. During the nine months ended September 30, 2022, Company disposed of another vehicle. The Company made total principal payments of $18,000 on its vehicle loans, leaving an aggregate loan balance on the three vehicles of $127,000 at December 31, 2021. During the nine months ended September 30, 2022, the Company made principal payments of $11,000, leaving a total of $63,000 owed at September 30, 2022.

e.	On August 3, 2020, the Company entered into a $18,000 term loan with Leaf Capital related to the purchase of production equipment. The loan requires monthly payments over the term of 36 months, has an interest rate of 8.48% per annum, and is secured by the production equipment. The loan balance on December 31, 2021, was $11,000. During the nine months ended September 30, 2022, the Company made principal payments of $11,000, leaving a total of $0 owed at September 30, 2022.

f.	The Company issued convertible secured debentures (“Convertible Notes”) to accredited investors from December 2019 through June 2020, with interest at 10% per annum, a term of eighteen months, and secured by all of the assets of the Company and its subsidiaries. The Convertible Notes provide a conversion right, in which the principal amount of the Convertible Notes, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at $0.25 per share. The Convertible Notes balance on December 31, 2021, including accrued interest of $10,000, was $60,000. As of June 4, 2021, the remaining Convertible Note was no longer convertible into shares of common stock since the conversion rights expired on June 4, 2021, and the Convertible Notes stopped accruing interest on its maturity date on June 5, 2021. The Convertible Notes have been reclassified from Convertible Note to Loans Payable on the balance sheet. During the nine months ended September 30, 2022, the Company made payments of $2,000.

The following sets forth the loan payments, including interest, for the years ended December 31:

2023	$101,000
2024	$44,000
2025	$44,000
2026	$44,000
2027	$44,000
Thereafter	$104,000
Total	$381,000

NOTE 10 – COMMON STOCK

During August 2022, the Company sold 800,000 shares of common stock for total proceeds of $80,000.

NOTE 11 – LEGAL PROCEEDINGS

There were no reportable legal proceedings initiated, or material developments in previously reported legal proceedings, during the third quarter

NOTE 12 – SUBSEQUENT EVENTS

On October 25, 2022, The Company filed an amendment to its Articles of Incorporation with the State of Florida (the “Amendment”). The Amendment provided for an increase of the number of authorized shares of Common Stock to 500 million.

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

On May 14, 2021, the Company and Intellitronix Corporation entered into an Asset Purchase Agreement with Ohio INTX Cooperative, a State of Ohio cooperative association, to sell selected assets of Intellitronix Corporation. The Asset Purchase Agreement and related sale was finalized on May 14, 2021. In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities, revenue and expenses related to Intellitronnix as discontinued operations.

On January 11, 2021, the Company formed Cortes Campers, LLC (“Cortes Campers”), a wholly owned subsidiary, to operate its new brand of innovative travel trailers. During the second part of 2021 the Company heavily invested in Research and Development as well as production planning for the 17’ Camper and began selling campers in early 2022.

The Company plans to increase camper sales, expand its manufacturing footprint, enhance production techniques, and develop more products in the RV, marine, composite housing, and electronics sectors.

The original Futuro house is a round,prefabricated house designed by Finnish architect Matti Suuronen, of which fewer than 100 were built during the late 1960s and early 1970s. The shape, reminiscent of a flying saucer, and the structure's airplane hatch entrance has made the houses sought after by collectors and by Airbnb renters. The Futuro was composed of fiberglass-reinforced polyester plastic, polyester-polyurethane, and poly(methyl methacrylate), measuring 4 meters (13 feet) high and 8 meters (26 feet) in diameter.

On August 5, 2022, the Company entered into a Stock Purchase Agreement with Paul Spivak, the Company’s majority stockholder and former president, acquired one hundred percent of the outstanding shares of common stock of Mig Marine Corp. Mig Marine was formed on March 4, 2003, in Ohio to design, develop and manufacture composite products for the marine and automotive industries.

During 2020 and 2021 the company developed its first model, a 17’ travel camper with all tooling fabricated in house. The company owns the tooling for the exterior shell, inner liner, and interior components, such as countertops, cabinets etc.

The innovative design defies construction techniques currently used by the RV industry. Drawing from its expertise as a boat manufacturer, the Company replaces all wood with composite alternatives or corrosion resistant materials, producing a truly durable camper designed to last a lifetime. Other innovations include axle-less independent suspension, corrosion resistant chassis and four-season insulation, with further developments in the process.

The process has been largely developed for the manufacturing method; however, process modifications might be needed for scaling production to meet the demand. The company conducts its R&D and manufacturing at one location, outside of Cleveland, Ohio.

The Mig Marine Corp acquisition has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of the Company have been recast to include the financial results of Mig Marine Corp in the current and prior periods as if Mig Marine Corp had always been consolidated. The assets and liabilities of Mig Marine Corp ‘have been recorded in the Company’s consolidated statements of financial condition at the seller’s historical carrying value.

On August 5, 2022, the Company entered into a Stock Purchase Agreement with Paul Spivak, the Company’s majority stockholder and former president, and acquired one hundred percent of the outstanding shares of common stock of Mig Marine Corp. Mig Marine was formed on March 4, 2003, in Ohio to design, develop and manufacture composite products for the marine and automotive industries.

Results of Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Sales

Total sales from continuing operations for the three months ended the September 30, 2022 were $516,000, compared to $21,000 for the three months ended September 30, 2021, an increase of $495,000 or more than 2,000%. The increase in sales is attributed to new sales through our Cortes Campers subsidiary. During the current period all sales revenue was from Cortes Campers subsidiary, whereas most of September 30, 2021, sales are discontinued and presented as part of discontinued operations.

Cost of Goods Sold

Cost of goods sold from continuing operations for the three months ended the September 30, 2022 were $528,000, compared to $0 for the three months ended the September 30, 2021. The September 30, 2022 cost of goods sold relates to camper sales from the Company’s Cortes Campers subsidiary, whereas most of September 30, 2021 sales are discontinued and presented as part of discontinued operations.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) from continuing operations were $526,000 for the three months ended the September 30, 2022, compared to $240,000 for the three months ended the September 30, 2021, an increase of $286,000. The increase over the prior year can be primarily attributed to additional administrative staffing, auditing and professional fees.

Product development costs for the three months ended the June 30, 2022, was $78,000 compared to $2,000 for the three months ended the September 30, 2021, an increase of $76,000. The increase is due to the Company changing its focus to the RV, marine, composite housing, and electronics sectors.

Other Income / Expense

During the three months ended the September 30, 2022, we had total other expenses of $47,000, including: other expense of $4,000, recognized a realized gain of $18,000 and an unrealized loss of $32,000 from investments, interest income of $1,000 related to investments, interest expense of $40,000 and a $10,000 gain on disposal of fixed assets. During the three months ended the September 30, 2021, we had total other income of $17,000. We had other income of $2,000, a gain on extinguishment of debt of $52,000, recognized an unrealized loss of $9,000 from investments, interest expense of $17,000, related party interest expense of $19,000 and $7,000 of interest income.

Net Loss

We had a net loss from continuing operations of $663,000 for the three months ended September 30, 2022, compared to $204,000 for the three months ended the September 30, 2021. Our overall net loss from continuing operations increased mainly due to our increase in SG&A expenses in the current period. For the three months ended September 30, 2021, we also had a $7,000 net loss from discontinued operations.

Results of Operations for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Sales

Total sales from continuing operations for the nine months ended September 30, 2022 were $641,000, compared to $23,000 for the nine months ended September 30, 2021, an increase of $618,000 or more than 2,000%. The increase in sales is attributed to new sales through our Cortes Campers subsidiary. During the current period all sales revenue was from Cortes Campers subsidiary, whereas most of September 30, 2021, sales are discontinued and presented as part of discontinued operations.

Cost of Goods Sold

Cost of goods sold from continuing operations for the nine months ended the September 30, 2022 were $754,000, compared to $3,000 for the nine months ended the September 30, 2021. The September 30, 2022 cost of goods sold relates to camper sales from the Company’s Cortes Campers subsidiary, whereas most of June 30, 2021 sales are discontinued and presented as part of discontinued operations.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) from continuing operations were $1,134,000 for the nine months ended the September 30, 2022, compared to $859,000 for the nine months ended the September 30, 2021, an increase of $275,000. The increase over the prior year can be attributed to increased personnel costs associated with the Company’s Cortes Campers Subsidiary.

Product development costs for the nine months ended the September 30, 2022, were $123,000 compared to $41,000 for the nine months ended the September 30, 2021, an increase of $82,000. The increase is due to the Company changing its focus to the RV, marine, composite housing, and electronics sectors.

Other Income / Expense

During the nine months ended the September 30, 2022, we had total other expense of $275,000 including: other income of $60,000, recognized a realized loss of $18,000 and unrealized loss of $288,000 from investments, interest income of $4,000 related to investments, and interest expense of $56,000. During the nine months ended September 30, 2021, we had total other income of $174,000. We had other income, of $3,000, recognized an unrealized gain of $195,000 from investments, and interest expense, related party of $75,000 and we had $52,000 gain on extinguishment of debt.

Net Loss

We had a net loss from continuing operations of $1,645,000 for the nine months ended September 30, 2022, compared to $706,000 for the nine months ended the September 30, 2021. Our overall net loss from continuing operations increased mainly due to the unrealized loss on our investments in the current period and the increase to our SG&A expense. For the nine months ended September 30, 2021, we also had $3,915,000 of income from the sale of discontinued operations and a $158,000 net loss from discontinued operations.

Liquidity and Capital Resources

Changes in Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2022, was $1,414,000, as compared to net cash provided by operating activities of $3,240,000, for the nine months ended the September 30, 2021, which included $3,915,000 net income from the sale of discontinued operations.

Net cash provided by investing activities was $1,068,000 for the nine months ended September 30, 2022, compared to net cash used of $3,037,000 for the nine months ended September 30, 2021. In the prior period we used $3,800,000 to invest in trading securities and $529,000 to purchase property and equipment. This was offset with proceeds of $400,000 from the sale of fixed assets and $892,000 from proceeds from investments. In the current period we received $35,000 from the sale of fixed assets, $1,341,000 from proceeds from investments and we used $308,000 to purchase property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2022, was $125,000 and included the repayment of $105,000 of loans payable, and repayment of $411,000 of notes payable to a related party. Net cash used in financing activities for the nine months ended September 30, 2021, was $207,000 and included proceeds of $308,000 received from the sale of common stock and $177,000 from notes payable. Cash received was offset by the repayment of $161,000 of loans payable, and repayment of $1,077,000 of notes payable to a related party.

Loans payable for continuing operations consisted of the following as of September 30, 2022:

September 30, 2022
Secured promissory note	260,000
Vehicle loans	63,000
Convertible Notes	58,000
Total loans payable	381,000
Loans payable, current portion	(101,000)
Loans payable, net of current portion	$280,000

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

Based on management’s evaluation, we concluded that our disclosure controls and procedures were not effective, as of the date of this report, and our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weaknesses in our internal control over financial reporting were identified by management as September 30, 2022:

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the quarter ended September 30, 2022, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in internal control over financial reporting.

There were major changes in the remediation efforts as it relates effective control environment, controls over financial statement close and reporting process and the segregation of duties in our finance and accounting functions. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

There were no reportable legal proceedings initiated, or material developments in previously reported legal proceedings, during the third quarter

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2022, we offered unregistered shares of our common stock in a private placement to accredited investors to fund our working capital needs. In August, we sold to investors 800,000 shares for an aggregate amount of $80,000. The issuance of shares in the private placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) under the Securities Act.”

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

US LIGHTING GROUP, INC.

Date: November 18, 2022	By:	/s/ Anthony Corpora
Anthony Corpora
Chief Executive Officer
(Principal executive officer)

Date: November 18, 2022	By:	/s/ Donald Retreage
Donald Retreage
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)