Form 10-K
period 2022-12-31
U.S. Lighting Group, Inc.
filed 2023-04-14
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55689

US Lighting Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-3556776
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

Address of principal executive offices, including zip code: 1148 East 222nd Street, Euclid, Ohio 44117

Registrant’s telephone number, including area code: 216-896-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☒    Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the 44,930,535 shares of the registrant’s common stock held by non-affiliates of the registrant was $7,997,635 calculated based on the $0.1780 closing price on June 30, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 99,934,825 shares of common stock outstanding on April 14, 2023.

i

Forward-Looking Statements

This annual report contains statements that are forward-looking within the meaning of Section 21E of the Exchange Act. Forward-looking statements are statements other than historical facts, including, without limitation, statements that are identified by words like “may,” “could,” “would,” “should,” “will,” “believe,” “expect,” “anticipate,” “plan,” “predict,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. These statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. You should not rely solely on these forward-looking statements and should consider all uncertainties and risks throughout this document. Forward-looking statements are only predictions and not guarantees of performance and speak only as of the date they are made. We do not undertake to update any forward-looking statement in light of new information or future events.

Although we believe that the expectations, estimates and projections reflected in the forward-looking statements in this report are based on reasonable assumptions when they were made, we cannot assure you that these expectations, estimates and projections will be achieved. We believe the forward-looking statements in this report are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations. Future events and actual results may differ materially from those discussed in the forward-looking statements. Some of the factors that could cause actual results to differ materially from our expectations are discussed Risk Factors beginning on page 6.

ii

Part I

Item 1. Business.

In this annual report we refer to US Lighting Group, Inc. and its subsidiaries as USLG, the company, we and our, unless the context requires otherwise.

Overview

US Lighting Group, Inc. is a parent company comprised of four subsidiaries — Cortes Campers, LLC, a brand of high-end molded fiberglass campers, Futuro Houses, LLC, focused on design and sales of molded fiberglass homes, Fusion X Marine, LLC, a high-performance boat designer, and MIGMarine Corporation, a composite manufacturing company that produces proprietary molded fiberglass products for our other business lines.

We derive expertise and inspiration from the marine industry, where the harshest conditions are expected and must be met with superior engineering and the latest in composite technology. We apply these standards to the products we manufacture and supply to the recreational vehicle (RV) market and, more recently, to the housing segment.

Molded fiberglass products are exceptionally strong, lightweight and durable. Composite materials are corrosion resistant and provide efficient insulation, making them attractive for both outdoor enthusiasts and residential housing needs. Molded construction also allows for creation of irregular, unusual or circular objects, which permits the innovative shapes and features of our products.

Our vision is to promote innovation and challenge manufacturing practices in the industries that rely on labor-intensive, outdated and wasteful processes, while providing consumers with superior products designed to last for generations.

Our headquarters are located at 1148 East 222nd Street, Euclid, Ohio, 44117. Our main website is www.USLightingGroup.com.

Corporate History

The company was originally incorporated in the State of Florida on October 17, 2003, under the name Luxurious Travel Corp., in order to develop, market and distribute a hotel booking engine software. We acquired all of the issued and outstanding capital stock of US Lighting Group, Inc. (founded in 2013) on July 13, 2016, and changed our corporate name to US Lighting Group, Inc. on August 9, 2016. At the time the company designed and manufactured commercial LED lighting, both for retrofits and new construction. Applications included commercial spaces such as board rooms, offices, factories, stores, gymnasiums, schools, hospitals, warehouses, and greenhouses, as well as some residential applications such as garages. Distribution channels included Home Depot and a chain of regional dealers.

On December 1, 2016, we acquired Intellitronix Corp., an automotive electronics manufacturer, serving a niche market of aftermarket electronics for customer installations as well as several emerging original equipment manufacturer (OEM) applications. At the time of acquisition, Intellitronix already had access to the automotive electronics market and had an established distributor and consumer base.

Through supplying OEMS with electronic components, USLG was introduced to the RV industry. Management identified a fast growing and underserved niche of small, tow-behind fully molded fiberglass travel trailers. We started developing a new business plan to create a luxury 17-foot travel camper to appeal to young professionals working remotely as well as retirees and other consumers intrigued by the travelling lifestyle.

On January 11, 2021, the Company formed Cortes Campers, LLC (“Cortes Campers”), a wholly owned subsidiary, to operate its new brand of innovative travel trailers. The Company developed the product, created a dealer network and started supplying campers in the second part of 2022. Financial results for the year ending December 31, 2022 reflect revenue of $1,083,114 generated by Cortes Campers.

On April 12, 2021, we formed Fusion X Marine, LLC, a Wyoming company, for the purposes of design, development and distribution of high-performance speed boats. As of the date of December 31, 2022, this division had not generated revenue.

On May 14, 2021, we sold selected assets of Intellitronix to Ohio INTX Cooperative, a Northeast Ohio based non-profit organization, to focus on pursuing our new business direction in the RV industry.

On August 5, 2022, we acquired MIGMarine Corporation (“Mig Marine”), a fiberglass manufacturing company founded in 2003. With the acquisition of Mig Marine, we were able to streamline our manufacturing processes, improve production cycles and scale to meet the demand of Cortes Campers generated order back-log.

On January 12, 2022, we formed Futuro Houses, LLC, a Wyoming company, to design, market and distribute molded fiberglass homes. Throughout 2022, Futuro Houses engaged in engineering and development of our first “UFO” themed home model inspired by the original Futuro house designed by Finnish architect Matti Suuronen. As of December 31, 2022 , the division had not generated revenue.

We plan to expand our manufacturing footprint, enhance production techniques, and develop more products in the RV, marine, and composite housing sectors. Current R&D efforts are directed towards future tow-behind camper models under Cortes Campers brand as well as prefabricated housing segment.

As of December 31, 2022, our revenue was driven by shipments of fiberglass campers marketed under Cortes Campers brand.

Cortes Campers

Industry Facts

According to Recreational Vehicle Industry Association research, the RV industry has demonstrated growth over the last several years with an unprecedented surge in 2021. Results for the RV Industry Association’s December 2022 survey of manufacturers determined the total shipments for 2022 ended with 493,268 shipments, the third best year on record.1

Reasons for growth are attributed to a general increase in popularity, rising household incomes and new demographics entering the market. The Covid-19 pandemic further fueled interest in RV recreation as more people were able to work remotely. RV trips also became a preferred mode of tourism for many Americans as the pandemic wreaked havoc on the traditional travel.

A recent survey has found that 37% of American leisure travelers, representing 67 million, plan on taking an RV trip this year. Among leisure travelers, who are defined as any U.S. resident who has taken some type of leisure trip in the past year, the top reasons for RV travel are exploring the outdoors and having additional flexibility through remote work or school. While spending time outdoors has consistently remained a top reason for RVing, the number of respondents who cited flexibility in work have increased by 12% in the past year.

The survey also showed that finances are a driving reason for people’s plans to take an upcoming RV trip. On average, RV vacations cost 50% less than comparable hotel and plane ride trips and a third less than hotel and car ride trips, making RVing an attractive option for people looking for the freedom to travel while also controlling their travel expenses.

The most popular RV trip destinations include state and national parks, with the latter remaining the most popular destination among all age groups.

However, the highest interest in RVing overall comes from the younger age groups. Surveys indicate that 49% of Generation Z and 48% of Millennials plan to take an RV trip in the next year. Their purchase intent is also higher, with 41% of Generation Z and 35% of Millennials planning to buy an RV in the next year.

Among RVers, which is defined as people who have taken a trip in an RV they rent, own, or borrow in the past 12 months, 50% plan to buy an RV in the next year. This is up 14% from last year.1

According to a Facts & Factors research report, the global RV Market was estimated at USD 51 billion in 2019 and is expected to reach USD 77 billion by 2026.2

The increased demand for RV units also fuels innovation as manufacturers are looking to satisfy the needs of a new, younger demographic, most of whom are first time buyers.

Cortes Campers saw these market trends as an opportunity to introduce lightweight, towable, composite-built campers that feature luxury amenities in a small footprint.

[1]	RV Industry Association. https://www.rvia.org/news-insights/67-million-americans-plan-go-rving-year 2
[2]	Facts & Factors, “Recreational Vehicle (RV) Market, November 11, 2020 https://www.globenewswire.com/news-release/2020/11/11/2124945/0/en/Global-Recreational-Vehicle-RV-Market-Will-Reach-USD-77-Billion-by-2026

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

Molded composite manufacturing, including fiberglass, has been the primary construction process for many high-tech industries such as aerospace, the wind power industry and marine. Composite materials offer unparalleled structural integrity, while being lightweight and resistant to the elements. Molded construction relies on a master mold, which consistently yields production units with minimal variances.

Cortes Campers’ first product is the Cortes 17, a 17-foot long single axle tow-behind molded fiberglass camper. The innovative design challenges construction techniques currently used by the RV industry. Drawing from expertise in the marine industry, our unique “no-wood” construction replaces all wood with composite alternatives or corrosion resistant materials, producing a truly durable camper designed to last a lifetime. Other innovations include axle-less independent suspension, corrosion resistant chassis, and four-season insulation.

Amenities include a gas oven, and three-burner cooktop, microwave oven, 8.0 cubic-foot refrigerator, kitchen workstation, bathroom and shower, air conditioner, LED television as well as ample storage and many large windows. The camper sleeps two and is rated at 3,500 pounds maximum towable weight. These amenities are not typically available in competitor campers of this size.

Futuro Houses

The original Futuro house was a prefabricated home designed by Finnish architect Matti Suuronen, of which fewer than 100 were built during the late 1960s and early 1970s. The shape, reminiscent of a flying saucer, and the structure’s airplane hatch entrance, has made the houses sought after by collectors and by Airbnb renters. The Futuro was composed of fiberglass-reinforced polyester plastic, polyester-polyurethane, and polymethyl methacrylate, measuring 4 meters (13 feet) high and 8 meters (26 feet) in diameter.

Modular construction, structural integrity and energy efficiency of the Futuro houses gained a new relevance in the recent years as a quest for off-grid, rugged, prefabricated homes entered mainstream. We have developed tooling and master molds to create a similar full-scale structure but incorporating updated materials and keeping modern building codes in mind. We are developing a distribution model and will make these structures available for sale through a network of exclusive distributors. The company currently does not own the newly engineered patterns for the design, but has exclusive access to them and has plans to acquire the patterns in the future.

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

Manufacturing is performed in-house in the 26,000 square-foot industrial facility located just outside of Cleveland, Ohio.

Distribution and Current Market

Cortes Campers has established a network of professional RV dealerships to market and distribute its products. Throughout 2022, Cortes Campers added several multi-location dealers who represent the brand and serve markets in Florida, Texas, California, New England, Tennessee and others. Cortes Campers also has an established dealer in Canada. We continue efforts to develop distribution partners in North America and beyond. As of March 2023, Cortes Campers are available through 26 dealer locations in US and Canada. A full list of our current dealers can be viewed on our Cortes Campers website at www.CortesCampers.com.

In 2022, we secured several floor planning arrangements for banks to finance dealer purchases through their floor planning programs. This has allowed Cortes Campers to attract additional dealer interest and made inventory purchases more attractive for dealers.

Patents

We are in the process of obtaining access to intellectual property that we believe will enable meaningful product innovation and significant cost reductions in the current and future models.

Some of the issued patents that we have access to or are pursuing exclusive access to are listed below.

Document/Patent number	Title	Inventor Name	Publication Date
US-20220379796-A1	Integrally Molded Recreational Vehicle Body	Paul Spivak	2022-12-01
US-20220274649-A1	Chassis for Recreational Vehicle	Paul Spivak	2022-09-01
US-20220131379-A1	Energy Management System for a Recreational Vehicle	Paul Spivak	2022-04-28
US-20210053626-A1	Heat-Reflective Recreational Vehicle Body	Paul Spivak	2021-02-25
EU- 015011617-0001	European Union Design Patent for “House”	Paul Spivak	2023-02-16

In addition, Mr. Spivak has filed a pending U.S. Design Patent Application for “House” Serial No.: 29/866,039.

Suppliers — International and Domestic

Raw materials utilized in composite manufacturing include fiberglass, gelcoats and resins. Materials used in final assembly are custom fabricated chassis, water tanks, wheels and tires, appliances, electrical, plumbing and other interior components. Currently Cortes Campers’ specifications call for materials that can be sourced domestically from United States or Canadian based manufacturers and suppliers. However, many of those components have origins in Asia, and recent supply chain disruptions, driven by the Covid-19 pandemic as well as increased demand for recreational vehicle components, might dramatically alter the supplier base of the company and its vendors.

Competition

Cortes Campers directly competes with several molded fiberglass camper manufacturers such as Casita, Oliver Travel Trailers, and Scamp. Another notable competitor is Airstream. Indirect competition includes traditionally built tow-behind campers in the same length from large established RV manufacturers such as Thor, Forest River and Jayco.

Seasonality

Historically, because RVs are used primarily by vacationers and campers, RV sales tend to be seasonal, with lower sales during the winter months than in other periods. However, industry wholesale shipments did not follow these typical historical seasonal patterns post Covid-19, as manufacturers and dealers responded to the high consumer demand for RVs. We have experienced continuous sales growth the last few quarters after the release of our Cortes Campers line. However, we currently expect that our RV sales may vary based on historical seasonal patterns in the future.

Product Safety and Environment Regulation

In the countries where our products are sold, we are subject to various vehicle safety and compliance standards. Within the United States, we are a member of the RVIA, a voluntary association of recreational vehicle manufacturers which promulgates recreational vehicle safety standards in the U.S. We place a RVIA seal on each of our North American recreational vehicles to certify that the RVIA’s standards have been met. We also comply with the National Highway Traffic Safety Administration (“NHTSA”) in the U.S. and with similar standards in Canada relating to the safety of our products.

Carious environmental regulations relating to air, water and noise pollution affect our business and operations. For example, these standards, which are generally applicable to all companies, control our choice of paints, our air compressor discharge, the handling of our waste water and the noise emitted by our facility. We believe that our products and plant comply in all material respects with applicable vehicle safety (including those promulgated by NHTSA), environmental, industry, health, safety and other required regulations.

We do not believe that ongoing compliance with existing regulations will have a material effect in the foreseeable future on our capital expenditures, earnings or competitive position. However, future developments could impose additional costs on our business operations.

Human Capital

As of December 31, 2022, we had 28 full-time employees and one part time employee. We rely on a skilled workforce, particularly fiberglass laminators, to manufacture our products. We believe that we offer competitive compensation packages and that we have good working relationships with our employees. Our employees are not members of a union.

Item 1A. Risk Factors.

Risks Related to our Business and Operations

We have incurred substantial losses and only recently began generating significant revenue.

We incurred losses as we developed our Cortes Camper products and repositioned the company as an innovative composite technology provider. Although we have begun generating revenue, if we are not successful in expanding our sales network and controlling costs, among many other factors, we may not be able to achieve or sustain profitability as planned.

We may need to raise substantial funds for operations and to fund expansion.

We may need substantial additional funding, on an ongoing basis, in order to continue execution of our business plan, to develop new products and increase production of existing products, to develop and optimize our manufacturing and distribution arrangements, and for other corporate purposes. Any financing, if available, may include restrictive covenants and provisions that could limit our ability to take certain actions, preference provisions for the investors, and/or discounts, warrants, conversion rights, anti-dilution rights, the provision of collateral, or other incentives. Any financing will involve issuance of equity and/or debt, and these issuances will be dilutive to existing shareholders. There can be no assurance that we will be able to complete any financing or that the terms will be acceptable. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail our plans.

Our sales may be negatively impacted by numerous macroeconomic events.

Sales of recreational vehicles could decline for many reasons outside our control, such as a financial crisis, recession, inflation, higher interest rates, higher fuel costs, or significant geopolitical event. In times of economic uncertainty, consumers may have less discretionary income and may defer spending on high-cost, discretionary products such as RVs which may in turn adversely affect our financial performance. Although the RV industry has experienced increased sales and operating results as a result of the unique consumer demand for recreational vehicles since the start of the COVID-19 pandemic, demand for RVs could decrease amid high inflation and rising interest rates.

Our business is affected by the availability and terms of financing to independent dealers and retail purchasers.

Generally, independent recreational vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing, more restrictive lending practices or an increase in the cost of such wholesale financing could limit or prevent independent dealers from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced demand for our products. Further, a decrease in availability of consumer credit resulting from unfavorable economic conditions, or an increase in the cost of consumer credit, may cause consumers to reduce discretionary spending which could, in turn, reduce demand for our products and negatively affect our sales and profitability.

Risks Related to Our Company and Stock

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock for general corporate purposes.

In the future, we may issue additional equity securities for capital raising purposes, in connection with hiring or retaining employees, to fund acquisitions, or for other business purposes. The future issuance of any additional shares of common stock will dilute our current shareholders and may create downward pressure on the value of our shares.

Our former CEO currently has the ability to determine the election of our directors and the outcome of matters submitted to our shareholders.

As of March 31, 2023, our former chief executive officer Paul Spivak owns 49.9% of our outstanding shares of common stock and his wife, Olga Smirnova, owns 1.0% of our outstanding shares. As a result, together they control a majority of our stock and have the ability to determine the outcome of all matters submitted to our shareholders, including the election of directors. As a consequence, it may be difficult for the other shareholders to remove our board members. Mr. Spivak’s voting control could also deter unsolicited takeovers, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices.

Our auditors have issued a “going concern” audit opinion.

Management has determined and our independent auditors have indicated in their report on our December 31, 2022 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

Our management and our independent auditors previously identified certain internal control deficiencies which, while now considered remediated, had been considered by our management and our independent auditor as material weaknesses.

In connection with the preparation of our financial statements for the year ended December 31, 2021, our management and our independent auditor identified internal control deficiencies that, in the aggregate, represent material weaknesses, as described more fully in our 2022 Form 10-K. As of December 31, 2022, our management team concluded that the material weakness had been addressed and that our internal controls were effective. If we do not successfully maintain a strong controlled environment this could lead to heightened risk for financial reporting mistakes and irregularities, and/or lead to a loss of public confidence in our internal controls that could have a negative effect on the market price of our common stock.

Our articles of incorporation allow for our board to create a new series of preferred stock without further approval by our shareholders, which could adversely affect the rights of the holders of our common stock.

We are authorized to issue ten million shares of preferred stock that has not been previously designated or issued, and our board has the authority to define the relative rights and preferences of these shares of preferred stock without further shareholder approval. As a result, our board could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board could authorize the issuance of a new series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing shareholders. The issuance of additional shares of preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

Our articles of incorporation and bylaws have provisions that could discourage, delay or prevent a change in control.

Our articles of incorporation and bylaws contain provisions which could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our shareholders. We are authorized to issue more than ten million shares of preferred stock that has not been previously designated or issued. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board without shareholder approval. Specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and, as a result, preserve control by the present management.

We have nearly 400 million shares of authorized but unissued common stock. Our authorized but unissued shares of common stock are available for future issuance without shareholder approval. These additional shares may be used for a variety of corporate finance transactions, acquisitions, and employee benefit plans. The existence of authorized but unissued and unreserved common stock could make it more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise.

Provisions of our articles of incorporation and bylaws also could have the effect of discouraging potential acquisition proposals or tender offers or delaying or preventing a change in control, including changes a shareholder might consider favorable. These provisions may also prevent or frustrate attempts by our shareholders to replace or remove our management. In particular, the articles of incorporation and bylaws, among other things: provide our board with the ability to alter the bylaws without shareholder approval; place limitations on the removal of our directors; and provide that vacancies on our board may be filled by a majority of directors in office, although less than a quorum.

The market price of our common stock is volatile and can be adversely affected by numerous factors.

The share prices of publicly traded microcap and emerging companies, particularly companies without consistent product revenues and earnings, can be highly volatile and are likely to remain highly volatile in the future. The price which investors may realize in sales of their shares of our stock may be materially different than the price at which our stock is quoted, and will be influenced by a large number of factors, some specific to us and our operations, and some unrelated to our operations. These factors may cause the price of our stock to fluctuate frequently and substantially. Relevant factors may include large purchases or sales of our common stock, shorting of our stock, positive or negative events, commentaries or publicity relating to our company, management or products, positive or negative events relating to recreational vehicle companies generally, the publication of research by securities analysts and changes in recommendations of securities analysts, legislative or regulatory changes, and/or general economic conditions. In the past, shareholder litigation, including class action litigation, has been brought against other companies that experienced volatility in the market price of their shares or unexpected or adverse developments in their business. Whether or not meritorious, litigation can result in substantial costs, divert management’s attention and resources, and harm the company’s financial condition and results of operations.

Our Common Stock is considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Historically, the price of our stock has fluctuated greatly. As of the date of this filing, the market price of our common stock is less than $5.00 per share, and therefore is a “penny stock” according to SEC rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.0 million or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our stock and may result in decreased liquidity for our stock and increased transaction costs for sales and purchases of our stock as compared to other securities.

Our former CEO and one of our directors have been indicted for securities fraud.

An indictment was filed on September 16, 2021 and unsealed on October 8, 2021 against Paul Spivak, our former chief executive officer and a major shareholder of the company, Mr. Spivak’s wife, Olga Smirnova, our vice president of finance and administration and a member of our board of directors, and others, alleging fraudulent sales of stock of USLG by Mr. Spivak and others (United States of America v. P. Spivak, O. Smirnova, et al., Case No. L21CR491, United States District Court for the Northern District of Ohio, Eastern Division). We have been advised that Mr. Spivak and Ms. Smirnova have pled not guilty, vehemently deny the charges, and are defending themselves aggressively. Although USLG is not a party to this case, the ongoing matter has impacted the willingness of some parties to invest in or work with the company. In addition, if the case is decided against Mr. Spivak or Ms. Smirnova, the company will be unable to utilize certain exemptions for private securities sales, which could negatively impact the ability of the company to raise capital.

The requirements of the Sarbanes-Oxley Act of 2002 and other U.S. securities laws impose substantial costs, and may drain our resources and distract our management.

We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002, as well as the reporting requirements under the Exchange Act of 1934 (the “Exchange Act”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We have previously identified material weaknesses in our internal controls. Substantial efforts and resources must be expended to maintain a controlled environment, which is difficult for a small company like ours. Continued additional investments and management time to meet these requirements will be necessary since control weaknesses raise the risk of future material errors in our financial statements. We may not be able to maintain effective controls over time. If we have material weaknesses in the future, this may subject us to SEC enforcement action, which could include monetary fines or other equitable remedies that could be detrimental to the ongoing business of the Company.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our stock must come from increases in the market price of our stock.

We have not paid any cash dividends on our stock to date in our history, and we do not intend to pay cash dividends on our stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Also, any credit agreements which we may enter into with institutional lenders may restrict our ability to pay dividends. Therefore, any return on your investment in our stock must come from increases in the fair market value and trading price of our stock, which may not occur.

Forward-Looking Statements

This annual report contains statements that are forward-looking within the meaning of Section 21E of the Exchange Act. Forward-looking statements are statements other than historical facts, including, without limitation, statements that are identified by words like “may,” “could,” “would,” “should,” “will,” “believe,” “expect,” “anticipate,” “plan,” “predict,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. These statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. You should not rely solely on these forward-looking statements and should consider all uncertainties and risks throughout this document. Forward-looking statements are only predictions and not guarantees of performance and speak only as of the date they are made. We do not undertake to update any forward-looking statement in light of new information or future events.

Although we believe that the expectations, estimates and projections reflected in the forward-looking statements in this report are based on reasonable assumptions when they were made, we cannot assure you that these expectations, estimates and projections will be achieved. We believe the forward-looking statements in this report are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations. Future events and actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	RVs are discretionary purchases, and our sales may be impacted by macroeconomic conditions that reduce discretionary spending, such as rising inflation and interest rates.

●	RV dealers rely on floor plan financing to restock inventory, and our sales may be impacted if we are unable to provide additional floor plan financing options to our dealers.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and also could cause actual results to differ materially from those included, contemplated or implied by the forward-looking statements made in this report, and you should not consider the factors listed above to be a complete set of all potential risks or uncertainties. All subsequent written or oral forward-looking statements concerning USLG or other matters addressed in this report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section of this report, the other information contained or incorporated by reference in this report, especially in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report.

Item 1B. Unresolved Staff Comments.

We have no unresolved Securities and Exchange Commission (SEC) comments to report.

Item 2. Properties.

We own our headquarters and research and development and manufacturing facility located at 1148 East 222nd Street, Euclid, Ohio 44117. It totals 25,210 square feet of production and office space on 2.13 acres of land east of Cleveland with nearby highway, rail, and Great Lakes shipping access.

Item 3. Legal Proceedings.

An indictment was filed on September 16, 2021 and unsealed on October 8, 2021 against Paul Spivak, our former chief executive officer and a major shareholder of the company, Mr. Spivak’s wife, Olga Smirnova, our vice president of finance and administration and a member of our board of directors, and others, alleging fraudulent sales of stock of USLG by Mr. Spivak and others (United States of America v. P. Spivak, O. Smirnova, et al., Case No. L21CR491, United States District Court for the Northern District of Ohio, Eastern Division). We have been advised that Mr. Spivak and Ms. Smirnova have pled not guilty, vehemently deny the charges, and are defending themselves aggressively.

USLG was not named in the indictment and is not involved in any legal proceedings.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the OTC Pink Market under the symbol “USLG.” Trading in the common stock is limited and sporadic. The following table lists the high and low closing sale prices for our stock for each quarter for the last two years as reported on the OTC. Because our stock is traded on the OTC, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	Closing Price
Quarter Ended	High	Low
March 31, 2021	$0.280	$0.180
June 30, 2021	0.220	0.176
September 30, 2021	0.168	0.061
December 31,2021	0.099	0.085
March 31, 2022	0.287	0.151
June 30, 2022	0.178	0.132
September 30, 2022	0.145	0.125
December 31, 2022	0.110	0.110

We had 443 shareholders of record of our common stock on March 1, 2023. We intend to reinvest in our business and do not currently intend to pay cash dividends on our common stock in the foreseeable future.

Unregistered Sales of Common Stock

During the quarter ended December 31, 2022, we issued 1,286,090 unregistered shares of our common stock for capital raising and compensatory purposes as described in more detail below.

During the quarter end of December 31, 2022, we offered unregistered shares of our common stock in a private placement to accredited investors to fund our working capital needs. During the quarter we sold to two investors 600,000 shares for an aggregate amount of $60,000. The issuance of shares in the private placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) under the Securities Act.

On December 31, 2022, we issued a total of 39,000 unregistered shares of our common stock to five USLG employees as a bonus reflecting their contribution to the company in 2022. The issuance of bonus shares to our employees was exempt from registration under Section 4(a)(2) of the Securities Act.

On December 31, 2022, we issued a total of 647,090 unregistered shares of our common stock valued at $0.10 and $0.11 a share to four outside consultants for investor relations and legal services provided to USLG during the fourth quarter. The issuances of shares to our service providers were exempt from registration under Section 4(a)(2) of the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations for years ended December 31,2022, and 2021 should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this report and with the unaudited pro forma condensed combined financial information included in Item 8.

General Overview

US Lighting Group, Inc. is a parent company comprised of four subsidiaries — Cortes Campers, LLC, a brand of high-end molded fiberglass campers, Futuro Houses, LLC, focused on design and sales of molded fiberglass homes, Fusion X Marine, LLC, a high-performance boat designer, and MIGMarine Corporation, a composite manufacturing company that produces proprietary molded fiberglass products for our other business lines.

On January 11, 2021, we formed Cortes Campers to operate our new brand of innovative travel trailers. During the second part of 2021, we invested heavily in research and development as well as production planning for the 17-foot camper and began selling campers in early 2022. As of December 31, 2022, our revenue was driven by shipments of fiberglass campers marketed under Cortes Campers brand and financial results for 2022 reflect revenue of $1,083,114 generated by Cortes Campers.

On January 12, 2022, we formed Futuro Houses, LLC to design, marketing and distribute molded fiberglass homes. Throughout 2022, Futuro Houses engaged in engineering and development of our first “UFO” themed home model inspired by the original Futuro house designed by Finnish architect Matti Suuronen. As of December 31, 2022 , the division had not generated revenue.

We plan to expand our manufacturing footprint, enhance production techniques, and develop more products in the RV, marine, and composite housing sectors. Current R&D efforts are directed towards future tow-behind camper models under Cortes Campers brand as well as prefabricated housing segment.

On August 5, 2022, we acquired Mig Marine from Paul Spivak, our former president and a significant shareholder. The Mig Marine acquisition has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, our financial results have been recast to include the financial results of Mig Marine in the current and prior periods as if Mig Marine had always been consolidated with USLG. The assets and liabilities of Mig Marine have been recorded in our consolidated statements of financial condition at the seller’s historical carrying value.

On May 14, 2021, we sold select assets of Intellitronix Corporation to Ohio INTX Cooperative, an Ohio cooperative association. In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities, revenue and expenses related to Intellitronnix as discontinued operations.

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Sales

Total sales from continuing operations for the year ended December 31, 2022 were $1,083,114, compared to $67,000 for the year ended December 31, 2021, an increase of $1,016,000 or more than 1,500%. The increase in sales is attributed to new sales through our Cortes Campers subsidiary. During the current period all sales revenue was from Cortes Campers subsidiary.

Cost of Goods Sold

Cost of goods sold from continuing operations for the year ended the December 31, 2022 were $1,217,196 compared to $0 for the year ended the December 31, 2021. The December 2022 cost of goods sold relates to camper sales from the Company’s Cortes Campers subsidiary.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) from continuing operations were $1,603,565 for the year ended December 31, 2022, compared to $1,109,000 for the year ended December 31, 2021, an increase of $494,566. The increase over the prior year can be primarily attributed to additional administrative staffing, auditing and professional fees relating to our expanded operations.

Product development costs for the year ended the December 31, 2022, was $0 compared to $40,000 for the year ended the December 31, 2021. The decrease is due to the Company changing its focus to the full production of RV, marine, composite housing, products rather than on development of these product lines which was the focus in prior years. Cost related to product development for the year 2022, were capitalized into work in process and finished goods inventories.

Other Income / Expense

During the year ended December 31, 2022, we had total other expenses of $374,673, including: unrealized loss of $306,281, interest income of $4,232 and $23,422 gain on disposal of fixed assets. During the year ended December 31, 2021, we had total other income of $396,000. We had other income of $70,000, extinguishment of debt of $52,000, an unrealized gain of $52,000, realized gain from investments of $121,000, interest income of $15,000, interest expense of $9,000 and related party interest expense of $104,000.

Net Income (Loss)

We had a net loss from continuing operations of $2,112,320 for the year ended December 31, 2022, compared to $686,000 for the year ended December 31, 2021. Our net loss from continuing operations decreased in the current year was mainly due to our other income items as discussed above.

Liquidity and Capital Resources

Changes in Cash Flows

Net cash provided by operating activities for the year ended December 31, 2022, was $(1,537,657), compared to $2,983,000, which included net cash from discontinued operation of $4,002,000, for the year ended December 31, 2021. The negative in net cash provided by operating activities for the year ended December 31,2022, was primarily due to the notes payable to related party for the acquisition of Mig Marine.

Net cash used in investing activities was approximately $816,089 for the year ended December 31, 2022, compared to $1,034,000 for the year ended December 31, 2021. During the year ended December31, 2022, the Company purchased property and equipment for $644,630. We also received $120,000 from the sale of fixed assets, and $1,340,719 of proceeds from the sale of trading securities. Net cash used in investing activities was approximately $1,034,000 for the year ended December 31, 2021, and relates mostly to investments activities.

Net cash provided by financing activities for the year ended December 31, 2022, was $557,097 and included proceeds of $140,209 received in the private placement of common stock, $1,150 from common stock compensations, $629,857 from the issuance of notes payable related party, $192,918 from the repayment of loans payable offset by $407,037 of repayment of related party loans. Net cash used by financing activities for year ended December 31, 2021, was $1,771,000 and included $301,000 of proceeds from the private placement of common stock, and $143,000 in proceeds from loans payable. These proceeds were offset by the repayment of $103,000 of loans payable, and repayment of $2,112,000 of notes payable to a related party.

We have the following outstanding loan as of December 31, 2022:

On August 5, 2022, the Company acquired MigMarine Corporation (“Mig Marine”), from the Company’s former President and majority shareholder. The Company agreed to pay $6,833,333 in exchange for all the shares of Mig Marine. A ten percent (10%) deposit of $638,333 will be payable on or before August 5, 2023. The balance is represented by a promissory note in the amount of $6,195,000, sixty-month note matures on August 5, 2027, requires monthly payments of $120,488, carries an interest rate of 6.25%, and is secured by the assets of Mig Marine. The loan balance on December 31, 2022, including accrued interest, was $7,004,629. During the year ended December 31, 2022, the Company accrued interest of $126,296 and did not make any principal and interest payments, leaving a balance outstanding of accrued interest only of $126,296 at December 31, 2022.

	December 31,	December 31,
	2022	2021
Equipment loan (a)	$259,450	$260,000
Vehicle loans (b)	59,671	63,000
Working capital (c)	122,135	25,000
Convertible note	0	58,000
Total loans payable	441,256	426,000
Loans payable, current portion	(140,905)	(344,000)
Loans payable, net of current portion	$280,000	$82,000

a.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $265,339 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company, the Company’s former Chief Executive Officer, and secured by the Company’s real estate. The loan balance on December 31, 2022, was $259,450. During the year ended December 31, 2022, the Company made principal payments of $3,084 leaving a total of $259,450 owed at December 31, 2022.

b.	The Company purchases vehicles for employees and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on two vehicles was $59,671 at December 31, 2022, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%.

c.	On November 7, 2022, the Company entered into a $150,000 term loan with Fresh Funding related to the working capital for the production of campers. The loan requires monthly payments over the term of 12 months, has an interest rate of 38% per annum, and is secured by the majority shareholder. The loan balance on December 31, 2022, was $122,135. During the year ended December 31, 2022, the Company made principal payments of $23,369, and interest payments of $61,497.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Because USLG is a “smaller reporting company” as defined by the SEC we are not required to provide additional market risk disclosure.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of US Lighting Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of US Lighting Group, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2020

Lakewood, CO

April 14, 2023

US LIGHTING GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31,	December 31,
	2022	2021
	(Unaudited)	(Combined)
ASSETS
Current Assets:
Cash	$124,529	$289,000
Accounts Receivable	5,950	—
Prepaid expenses and other current assets	87,174	157,000
Inventory	200,162	65,000
Deposits and other assets	—	9,000
Investment in trading securities	—	1,647,000
Total Current Assets	417,815	2,167,000

Property and equipment, net	2,298,107	1,848,000
Total Assets	$2,715,922	$4,015,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$607,647	$77,000
Accrued expenses	111,223	33,000
Customer advance payments	0	10,000
Accrued payroll to a former officer	125,167	686,000
Convertible notes payable	0	60,000
Loan payable– current portion	140,905	82,000
Loans payable, related party	176,000	1,458,000
Total Current Liabilities	1,160,942	2,406,000

Loans payable, net of current portion, related party	7,004,629	—
Loans payable, net of current portion	300,351	344,000

Total Liabilities	8,465,922	2,750,000

Commitments and Contingencies

Shareholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 99,934,825 and 97,848,735 shares issued and outstanding, at December 31, 2022, and 2021 respectively	10,209	10,000
Additional paid-in-capital	19,771,111	17,796,000
Accumulated deficit	(25,531,320)	(16,541,000)
Total Shareholders’ (Deficit) Equity	(5,750,000)	1,265,000

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,715,922	$4,015,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	For the Years ended December 31,
	2022	2021
Sales	$1,083,114	$67,000
Cost of goods sold	1,217,196	—
Gross profit (loss)	(134,082)	67,000

Operating expenses:
Selling, general and administrative expenses	1,603,565	1,109,000
Product development costs	0	40,000
Total operating expenses	1,603,565	1,149,000

Loss from operations	(1,737,647)	(1,082,000)

Other income (expense):
Other income, net	60,931	70,000
Gain on extinguishment of debt	—	52,000
Unrealized gain (loss) from investments	(306,281)	251,000
Realized gain from Investments (loss)	0	121000
Interest income	4,232	15,000
Interest expense, net	(156,977)	(9,000)
Interest expense, related party	—	(104,000)
Gain on disposal of fixed assets	23,422	—
Total other income (expense)	(374,673)	396,000

Net loss from continuing operations	(2,112,320)	(686,000)
Net income from sale of discontinued operations	—	3,915,000
Net loss from discontinued operations	—	(176,000)
Net income from sale of discontinued operations	—	3,053,000
Net loss from related party - Mig Marine acquisition	(6,878,000)	—
Net income (loss)	$(8,990,320)	$3,053,000

Basic loss per share from continuing operations	$(0.01)	$(0.01)
Basic income (loss) per share from discontinued operations	$—	$0.04
Basic income (loss) per share	$(0.09)	$0.03
Diluted income (loss) per share	$(0.09)	$0.03

Weighted average common shares outstanding, basic	98,570,258	97,446,201
Weighted average common shares outstanding, diluted	98,570,258	97,446,201

                The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Audited)

			Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	—	$—	97,848,735	10,000	$17,798,540	$(16,541,000)	$1,265,000
Forgiveness of related party debt	—	—	—	—	1,761,000	—	1,761,000
Sales of common Stock	—	—	1,400,000	140	139,860	—	140,000
Stock compensation	—	—	686,090	69	71,711	—	71,780
Net Loss	—	—	—	—	—	(8,990,320)	(8,990,320)
Balance, December 31, 2022	—	$—	99,934,825	10,209	$19,771,111	$(25,531,320)	$(5,750,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	For the Twelve Months Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities
Net (loss) income	$(8,990,320)	$3,053,000
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Income from discontinued operations	—	(3,739,000)
Depreciation	74,523	51,000
Stock issued for services	70,630	55,000
Unrealized gain (loss) from investments	306,281	(372,000)
Gain on extinguishment of debt	—	(52,000)
Changes in Assets and Liabilities:
Accounts receivable	(5,950)	40,000
Inventory	(135,162)	0
Prepaid expenses and other current assets	69,826	(57,000)
Deposits & other assets	9,000
Accounts payable	473,146	(13,000)
Customer advanced payments	-10,000	10,000
Accruals	0	6,000
Notes Payable related party	6,878,000
Accrued interest on loans	78,223	5,000
Accrued interest on related party loans	126,296	(100,000)
Accrued payroll to a former officer	(482,150)	94,000
Operating cashflow from discontinued operations	0	4,002,000
Net cash (used) provided by operating activities	(1,537,657)	2,983,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(644,630)	(159,000)
Investment in trading securities	—	(3,800,000)
Sale of fixed assets	120,000	400,000
Proceeds from investments	1,340,719	2,525,000
Net cash provided (used) by investing activities	816,089	(1,034,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	140,000	301,000
Proceeds from common stock compensation	71,780	0
Proceeds from loans payable	—	146,000
Proceeds received from notes payable, related party	629,857
Payment of loans payable	122,497	(103,000)
Payments on notes payable related party	(407,037)	(2,112,000)
Net cash used in financing activities	557,097	(1,768,000)

Net change in cash	(164,471)	181,000
Cash beginning of period	289,000	108,000
Cash end of period	$124,529	$289,000

Supplemental Cash Flow Information:
Interest paid	$90,533	$531,000
Taxes paid	$—	$2,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022, AND 2021

NOTE 1 – ORGANIZATION

US Lighting Group, Inc. (the “Company”) was founded in 2003 in accordance with the laws of Florida and is located in Euclid, Ohio.

US Lighting Group, Inc. is a parent company comprised of four subsidiaries — Cortes Campers, LLC, a brand of high-end molded fiberglass campers, Futuro Houses, LLC, which is focused on design and sales of molded fiberglass homes, Fusion X Marine, LLC, a high-performance boat designer, and MIG Marine Corporation, a composite manufacturing company that produces proprietary molded fiberglass products for our other business lines.

On January 12, 2022, we formed Futuro Houses, LLC, a Wyoming company, to design, market and distribute molded fiberglass homes. Throughout 2022, Futuro Houses engaged in engineering and development of our first “UFO” themed home model inspired by the original Futuro house designed by Finnish architect Matti Suuronen. As of December 31, 2022, the division had not generated revenue.

On August 5, 2022, we acquired MIG Marine Corporation (“Mig Marine”), a fiberglass manufacturing company founded in 2003. With the acquisition of Mig Marine, we were able to streamline our manufacturing processes, improve production cycles and scale to meet the demand of Cortes Campers generated order back-log.

We plan to expand our manufacturing footprint, enhance production techniques, and develop more products in the RV, marine, and composite housing sectors. Current R&D efforts are directed towards future tow-behind camper models under the Cortes Campers brand as well as prefabricated housing segment.

As of December 31, 2022, our revenue was driven by shipments of fiberglass campers marketed under the Cortes Campers brand.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Dollar amounts are rounded to the nearest thousands of dollars.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk in cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2022, and December 31, 2021, respectively, held in the Company’s investment account.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cortes Campers, LLC and - MIG Marine Corp. All intercompany transactions and balances have been eliminated in consolidation.

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

As of December 31, 2022, and December 31, 2021, respectively, there are no shares of common stock issuable under convertible note agreements.

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

Under this guidance, revenue is recognized when control of promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once performance obligations are satisfied, and control of ownership is transferred to the customer.

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

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. On December 31, 2022, and December 31, 2021, the Company determined that no allowance for doubtful accounts was necessary.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

Building	40 years
Building and improvements	7 - 15 years
Vehicles	5 years
Office equipment	3 years
Furniture and fixtures	7 years
Production molds and fixtures	5 years

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

Product Development Costs

Product development costs are capitalized in the period incurred. The costs primarily consist of prototype and testing costs. Product development costs for the years ended December 2022 and 2021, were $0 and $40,000, respectively.

Costs related to production of molds and tooling are capitalized as construction in progress or fixed asset once put in service.

Shipping and Handling Costs

The Company’s shipping and handling costs relating to inbound and outbound freight are reported as cost of goods sold in the consolidated Statements of Operations. The Company classifies amounts billed to customers for shipping fees as revenues.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company has not recorded a valuation allowance against its deferred tax assets as of December 31, 2022, and 2021.

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

Recently Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic815, Derivatives and Hedging, or that do not result insubstantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but not earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

NOTE 3 – LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the year ended December 31, 2022, the Company realized net loss of $8,990,320 and cash used in operating activities was ($1,537,657), compared to cash provided by operating activities of $2,983,000 in the prior year period. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued. During 2022, the Company increased its production and sales of travel campers.

At December 31, 2022, the Company had cash on hand in the amount of $124,529. Management estimates that the current cash funds combined with accounts receivable and backorders of approximately $357,220 may not be sufficient to continue operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our stockholders, in the case or equity financing.

NOTE 4 – INVESTMENT IN TRADING SECURITIES

On May 17, 2020, the Company purchased $3,800,000 of various mutual fund assets from a broker. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of September 30, 2022, these assets have all been sold. The Company has adjusted the reported amounts for these investments to market value resulting in a realized loss and unrealized loss of $288,281 and $18,000, respectively, as of the year ended December 31, 2022.

The Company does not intend to be an investment company and does not intend to be engaged in the business of investing, reinvesting, owning, holding or trading in securities. As such, the Company intends to rely on Rule 3a-2 under the Investment Company Act, which provides an exclusion from the definition of “investment company” for issuers meeting certain criteria. The Company will endeavor to ensure that it is compliant with the conditions for relying on this rule, within the time period permitted by Rule 3a-2. In an effort to comply with this exclusion, the Company has liquidated all securities in Ameriprise Investments. The Company no longer owns securities having a value exceeding 40% of the value of such the Company’s total assets on an unconsolidated basis. Such course of action has been approved and authorized by the Company’s Board of Directors by unanimous written consent on August 17, 2021.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment for continuing operations consist of the following at December 31, 2022, and 2021:

	December 31,	December 31,
	2022	2021
Building and improvements	$664,183	$664,000
Land	96,000	96,000
Vehicles	146,893	319,000
Office equipment	18,421	24,000
Furniture and fixtures	4,746	5,000
Production molds and fixtures	1,095,758	851,000
Tooling and fixtures	462,570	52,000
Other equipment	72,059	—
Total property and equipment cost	2,560,630	2,011,000
Less: accumulated depreciation and amortization	(262,523)	(163,000)
Property and equipment, net	$2,298,107	$1,848,000

Depreciation expense for the years ended December 31, 2022, and 2021 were $166,046 and $51,000, respectively.

NOTE 6 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s (former) President and CEO (Paul Spivak) voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s (former) President and CEO was $536,000 and $125,167 as of December 31, 2022, and 2021, respectively. Deferral of wages was halted on August 9, 2021, when the Company’s President and CEO resigned. Please see Note 14 for a more complete discussion.

As of the date of this report, Paul Spivak is no longer an executive officer or director of the Company.

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at December 31, 2022 and 2021:

	2022	2021
Loan payable to officers/shareholders (a)	$7,054,333	$407,000
Loan Payable to related party - past due (b)	126,296	-
Total loans payable to related parties	7,180,629	407,000
Loan payable to related party, current portion	(302,296)	(407,000)
Total loans payable to related parties	6,878,333	-

On August 5, 2022, the Company acquired Mig Marine Corporation (“Mig Marine”), from the Company’s former President and majority shareholder. The Company agreed to pay $6,833,333 in exchange for all the shares of Mig Marine Corporation in a 100% seller-financed transaction. A ten percent (10%) deposit of $638,333 will be payable on or before August 05, 2023. The balance will be by a promissory note in the amount of $6,195,000. This sixty-month note matures on August 05, 2027, requires monthly payments of $120,488, carries an interest rate of 6.25%, and is secured by the assets of Mig Marine Corporation. The loan balance on December 31, 2022, including accrued interest, was $7,004,629. During the year ended December 31, 2022, the Company accrued interest of $126,296 and did not make any principal and interest payments, leaving a balance outstanding of accrued interest only of $126,296 at December 31, 2022.

a.	On December 1, 2016, the Company acquired Intellitronix Corporation from the Company’s former President and majority shareholder. The Company agreed to pay $4,000,000 in exchange for all the shares of Intellitronix Corporation. The sixty-month loan matures in December 2021, requires monthly payments of $74,000, carries an interest rate of 6.25%, and is secured by the assets of Intellitronix Corporation. The loan balance on December 31, 2020, including accrued interest, was $2,130,000. During the year ended December 31, 2021, the Company accrued interest of $89,000 and made principal and interest payments of $1,812,000, leaving a balance outstanding of accrued interest only of $407,000 at December 31, 2021. This loan was accounted for at the holding company level and at the Intellitronix subsidiary level. Appropriate eliminations were made as part of consolidation. The loan was paid in full in 2022.

On August 5, 2022, The Company acquired MIG Marine and assumed a 6.25% interest bearing note in the amount of $6,878,333; the note is payable to its majority shareholder, Paul Spivak. During the fourth quarter of 2022, there was a loan for $100,000 from the majority shareholder and another for $76,000 from The Company’s President & CEO, both these loans are non-interest-bearing loans.

b.	As of December 31, 2022, The Company accrued $126,296 in interest payable to the majority shareholder, Paul Spivak; this is in relation to the August 5, 2022, acquisition of MIG Marine.

Loan payments to related parties were made through a combination of direct payments to the noteholder and instructions from the noteholder to pay obligations to others on their behalf.

NOTE 8 – LOANS PAYABLE

We have the following outstanding loan as of December 31, 2022:

	December 31,	December 31,
	2022	2021
Real Estate loan (a)	$259,450	$260,000
Vehicle loans (b)	59,671	63,000
Working capital (c)	122,135	25,000
Convertible note	0	58,000
Total loans payable	441,256	426,000
Loans payable, current portion	(140,905)	(344,000)
Loans payable, net of current portion	$280,000	$82,000

(a)	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $265,339 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company, the Company’s former Chief Executive Officer, and secured by the Company’s real estate. The loan balance on December 31, 2022, was $259,450. During the year ended December 31, 2022, the Company made principal payments of $3,084 leaving a total of $259,450 owed at December 31, 2022.

(b)	The Company purchases vehicles for employees and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on two vehicles was $59,671 at December 31, 2022, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%.

(c)	On November 7, 2022, the Company entered into a $150,000 term loan with Fresh Funding related to the working capital for the production of campers. The loan requires weekly payments of $3,981 over the term of 12 months, has an interest rate of 38% per annum, and is secured by both the majority shareholder and the current CEO. The loan balance on December 31, 2022, was $122,135. During the year ended December 31,2022, the Company made principal payments of $23,369, and interest payments of $61,497.

The following sets forth the loan payments, including interest, for the years ended December 31:

2022	$82,000
2023	$140,905
2024	$44,000
2025	$44,000
2026	$44,000
Thereafter	$86,351
Total	$441,256

NOTE 9 – CONVERTIBLE SECURED NOTE PAYABLE

As of June 4, 2021, the remaining Convertible Note was no longer convertible into shares of common stock since the conversion rights expired on June 4,2021, and the note stopped accruing interest on its maturity date on June 5, 2021. During the year 2022, this note was reclassified to accounts payable.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the year ended December 31, 2022, and 2021, the Company received proceeds of $141,150 and $301,000 on the private placement of 1,439,000 and 2,012,000 shares of common stock, at an average price of $0.10 and $0.15 per share, respectively.

During the year ended December 31, 2022, the Company issued 647,090 shares of common stock for services for a total non-cash expense of $70,630.

Summary of Warrants

There were no warrants granted or exercised during 2022. Warrants for the period ended December 31, 2022, are $0.

NOTE 11 – INCOME TAXES

At December 31, 2021, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $1,500,000 for Federal and state purposes. The carryforwards expire in various amounts through 2041. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax assets for this benefit. Section 382 generally limits the use of NOLs and credits following an ownership change, which occurs when one or more 5 percent shareholders increase their ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period” (generally three years).

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2022, and 2021, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2022, and 2021, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2018 through 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31,	December 31,
	2022	2021
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance	27.00%	27.00%
Income taxes at effective tax rate	-%	-%

	December 31,	December 31,
	2022	2021
The components of deferred taxes consist of the following:
Net operating loss carryforwards	$8,990,320	$1,500,000
Deferred Tax Asset	2,427,386	405,000
Less: Valuation allowance	(2,427,386)	(405,000)
Net deferred tax assets	$-	$-

NOTE 12 – LEGAL PROCEEDINGS

There were no reportable legal proceedings initiated, or material developments in previously reported legal proceedings for the year ended December 31, 2022.

NOTE 13 – SUBSEQUENT EVENTS

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

Subsequent to the time period of the financial statements, the Company has launched its Futuro Houses line of molded fiberglass homes and started generating revenue.

Subsequent to the time period of the financial statements, the Company received additional loans payable to related parties totaling $65,000.00. Each such loan is non-interest-bearing and payable on demand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not have any reportable events or disagreements with our independent accountants.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Anthony Corpora, and chief financial officer, Donald O. Retreage, Jr., evaluated the effectiveness of the design and operation of USLG’s disclosure controls and procedures (as defined under the Securities Exchange Act) as of December 31, 2022. Based upon this evaluation, Messrs. Corpora and Retreage concluded that the company’s disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

The USLG management team is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under the Securities Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.

Our management team, with the participation of Messrs. Corpora and Retreage, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria designated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based upon this evaluation, Messrs. Corpora and Retreage concluded that the company’s disclosure controls and procedures were effective as of December 31, 2022.

Because USLG is a “smaller reporting company” as defined by the SEC we are not required to include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended December 31, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

The disclosure required by this item is not applicable to USLG.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Management Team

The following table provides summary information about our board members and executive officers. All directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Title	Joined USLG
Anthony Corpora	47	Chief Executive Officer, President and Director	08-09-2021
Donald O. Retreage, Jr.	69	Chief Financial Officer	09-06-2022
Michael A. Coates	46	Corporate Controller and Treasurer	02-13-2023
Patricia A. Salaciak	75	Director of Marketing and Director	02-02-2022
Olga Smirnova	40	Vice President of Finance and Administration, Corporate Secretary and Director	08-09-2021

Biographical information about our board members and executive officers is summarized below.

Anthony Corpora, Chief Executive Officer, President and Director

Mr. Corpora initially joined the company as part of the Cortes Campers research and development team. Prior to that, Mr. Corpora worked for Mayfield City Schools. Mr. Corpora started his career as a transition specialist where he spent twelve years running a sheltered workshop and business of 50 employees and roughly 60 ongoing customers. Work for the sheltered workshop was subcontracted through local industry. At the workshop, Mr. Corpora was responsible for the bidding, turnaround times, quality control, records, payroll, employee conduct, safety, and building relationships with the businesses. Mr. Corpora also spent the last several years at Mayfield Schools in a heavy coordination role as vocational special education coordinator and was responsible for placement, programming, and employment outcomes for students with disabilities in both career and technical and vocational training. Mr. Corpora also served as the crisis prevention instructor, serving seven schools in the district coordinating staff training and certifications, reviewing staff and student conduct, restructuring crisis prevention and response in each school, updating and developing board policy on seclusion and restraint, updating and redefining roles with staff, and serving as a consultant to the Mayfield Schools administration and central office staff. Mr. Corpora also was a head coach in three sports at Mayfield Schools and has over twenty years of coaching experience. Mr. Corpora’s education includes a Bachelor of Science in Education from Kent State University, a Master of Science in Educational Administration from Ursuline College, a Transition to Work Endorsement, and Principal’s License. Mr. Corpora has an extensive background in leadership and management and values vision, collaboration, communication, and integrity.

Donald O. Retreage, Jr., Chief Financial Officer

Mr. Retreage most recently served as senior vice president and chief financial officer of Lightpath Technologies, Inc. from 2018 through 2021 where he drove finance and accounting strategies for domestic and international (China and Latvia) operations. Prior to that, he served as senior vice president of Houser Logistics, where he was responsible for aligning strategic initiatives with corporate targets for customer service, revenue, and cost control. In 2017, Mr. Retreage was a financial specialist at Robert Half / Accountemps, and from 2016 to 2017 he served as a senior business consultant for International Services Inc., where he worked with business owners to develop management processes, practices, and policies to drive profitability and grow businesses. He received a Bachelor of Science in Business Administration, Accounting and Finance from University of Louisiana at Lafayette. Mr. Retreage is experienced in directing international business operations and aligning strategic initiatives with corporate targets for revenue, cost control, and employee development and engagement.

Michael A. Coates, Corporate Controller and Treasurer

Mr. Coates is responsible for directing and coordinating our accounting functions, managing the consolidation of financial data for accurate reporting and analysis, and preparing internal and external financial statements. Prior to joining USLG, Mr. Coates was a senior tax analyst at PNC Private Bank Hawthorn, a business dedicated to serving the needs of individuals and families with investable assets in excess of $20 million. Before Mr. Coates transitioned to the senior tax analyst role in 2016, he was a wealth strategist at PNC for more than nine years. Prior to joining PNC, he was a staff accountant at a regional public accounting firm. He is a certified public accountant, a certified financial planner, and a member of the Ohio Society of CPAs and the American Institute of Certified Public Accountants. Mr. Coates holds a Master of Business Administration in Accounting and a Bachelor of Business Administration from Cleveland State University and served five years in the US Navy. Mr. Coates’s experience and expertise will strengthen our analysis and reporting functions as our business grows.

Patricia A. Salaciak, Director of Marketing and Director

Mrs. Salaciak has served as our marketing director since April 2019 and joined our board last year. Prior to joining USLG, she gained more than sixteen years of experience in marketing communications with a refractory metals solutions and manufacturing company. Mrs. Salaciak holds an Associate Degree in Applied Business and an Associate Degree in Graphic Design from Lakeland Community College in Kirtland, Ohio. She attended Lake Erie College in Painesville, Ohio majoring in Business and Accounting. Mrs. Salaciak brings keen marketing and sales insights to our board of directors.

Olga Smirnova, Vice President of Finance and Administration, Corporate Secretary and Director

Ms. Smirnova has been involved with USLG since its inception and joined our board in 2021. Her roles with the company have included logistics manager, head of procurement, and more recently, vice president of finance and administration. Ms. Smirnova also served as director of logistics and international operations as well as finance director of Intellitronix Corporation, a former subsidiary of USLG. Ms. Smirnova has over fifteen years of combined business experience in the United States and Europe, which allowed her to design and implement flexible and resilient supply chain and organizational planning solutions for domestic manufacturing companies, as well as several European import companies. Ms. Smirnova’s education includes a master’s degree in Linguistics and Intercultural Communications from St. Petersburg State University of Culture in Russia. Her strong experience in setting up international business networks, supply chain management, and integrated global solutions makes her an asset to USLG as we expand into global markets. Ms. Smirnova is married to Paul Spivak, a significant shareholder of USLG and the company’s former chief executive officer. Mr. Spivak and Ms. Smirnova are the subject of an indictment alleging violations of the Securities Act. Both Mr. Spivak and Ms. Smirnova have pled not guilty, vehemently deny the charges, and are defending themselves aggressively. For more information about the case, please turn to Legal Proceedings on page 9.

Board Committees

Because our board of directors has only three members, all of whom also serve as officers of the company, we do not currently have audit, compensation or other board committees. As our business expands, we intend to add independent members to our board and form appropriate committees.

Code of Ethics

We have adopted a code of ethics and business conduct that applies to our directors and officers (including our chief executive and financial officers). Our code of ethics is reasonably designed to deter wrongdoing and to promote: (1) honest and ethical conduct; (2) full and accurate disclosure in reports that we file with the SEC; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the code to our chief compliance officer; and (5) accountability for adherence to the code. Our code of ethics is available on our website at www.USLightingGroup.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Upon joining the board in February 2022, Patricia Salaciak failed to file her initial Form 3, but subsequently made the required filing. Donald Retreage failed to file his initial Form 3 upon joining USLG as chief financial officer in September 2022, but later that month filed a Form 4 reporting his stock ownership. Based solely on our review of Forms 3 and 4 filed with the SEC, we believe that all other Section 16(a) filing requirements were met timely in 2022.

Item 11. Executive Compensation.

Compensation of Our Executive Officers

The following table summarizes information with respect to compensation earned by our chief executive and financial officers in 2022 and 2021.

Name and Principal Position	Year	Salary	Deferred Compensation	Total
Anthony Corpora (1)	2022	$95,193	$10,577	$105,770
Chief Executive Officer	2021	$34,000	—	$34,000
Donald O. Retreage, Jr.(2)	2022	$26,154	—	$26,154
Chief Financial Officer	2021	—	—	—
Steve E. Eisenberg (3)	2022	$87,524	—	$87,524
Former Chief Financial Officer	2021	$122,000	—	$122,000

1.	Mr. Corpora joined USLG as our chief executive officer on August 9, 2021. To assist the company to conserve cash, Mr. Corpora agreed to defer payment of $10,577 of his salary in 2022.
2.	Mr. Retreage joined USLG as our chief financial officer on September 6, 2022.
3.	Mr. Eisenberg resigned as our chief financial officer on August 30, 2022.

We do not have employment, retirement or change-of-control agreements with any of our executive officers.

Compensation of Our Directors

Our directors are all officers of the company and are compensated as employees, but do not receive any additional compensation for serving as members of our board. Mr. Corpora’s compensation for serving as our CEO is described above under Compensation of Our Executive Officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information about ownership of our common stock by each of our directors and executive officers, all of our directors and executive officers as a group, and each other person who we know beneficially owns more than 5% of our stock. The information is as of March 1, 2023. On that date there were 100,934,825 shares of our stock issued and outstanding.

The address of each beneficial owner listed in the table is c/o US Lighting Group, Inc., 1148 East 222nd Street, Euclid, Ohio 44117.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of stock that they beneficially own, subject to applicable community property laws.

Shareholder	Shares Held	Percentage
Anthony Corpora, Chief Executive Officer and Director	200,000	0.2%
Donald O. Retreage, Jr., Chief Financial Officer	1,000	*
Michael A. Coates, Controller and Treasurer	534,930	0.5%
Patricia A. Salaciak, Director of Marketing and Director	100,000	0.1%
Olga Smirnova, Corporate Secretary and Director**	1,000,000	1.0%
All Directors and Executive Officers as a Group	1,835,930	1.8%
Paul Spivak, former Chief Executive Officer**	50,316,200	49.9%

*	Less than 0.1%
**	Ms. Smirnova is married to Mr. Spivak, the company’s former CEO. The reported shares held does not include USLG stock owned by his or her spouse.

Change in Control Arrangements

We are not aware of any arrangements that would result in a change in control of USLG.

Equity Compensation Plans

We do not maintain a formal equity compensation plan, but have issued stock bonuses to our employees from time-to-time. These stock bonuses were not required to be approved by our shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Transactions with Affiliates and Director Independence

Our board has adopted a written policy for the approval of transactions between USLG and its directors, executive officers, and shareholders owning more than 5% of the company’s stock, and each of their respective immediate family members, where the amount involved in the transaction is more than $10,000. The policy provides that our board must review transactions subject to the policy and determine whether to approve or ratify those transactions. If a director, or an immediate family member of a director, is involved in the transaction, then the remaining independent directors will review the transaction. In determining whether to approve a transaction with a related party, our independent directors will consider, among other factors they believe to be relevant: (1) whether the transaction is in the ordinary course of business of USLG; (2) whether the transaction with the related party is on terms no less favorable to the company than terms that could have been reached with an unrelated third party; and (3) the purpose of, and the potential benefits to USLG of, the related party transaction. Certain types of transactions are treated as pre-approved pursuant to standing pre-approval guidelines established by the board. Our related party transaction policy is available on our website at www.USLightingGroup.com.

The members of our board of directors are also officers and employees of USLG and, as a result, are not considered to be independent directors. Although companies traded on the OTC Pink Market are not required to have independent board members, as our business expands we intend to add members to our board who qualify as independent under the OTCMarkets’ OTCQX Rules for U.S. Companies.

Transactions with Affiliates in 2022 and 2021

In 2022, Anthony Corpora, our CEO and a member of our board, loaned $76,000 to USLG to fund operations while the Cortes Campers business was ramping up. The loan is interest free and is payable on demand. The entire amount was outstanding on December 31, 2022.

Paul Spivak is the founder and a significant shareholder of USLG. He served as our CEO and sole member of our board until he stepped down from both positions on August 9, 2021. He remains an employee, involved primarily in design and production. Mr. Spivak is married to board member Olga Smirnova. As the company’s founder, we have engaged in a number or transactions with Mr. Spivak as described below.

Deferred Compensation

Beginning in January 2018, Mr. Spivak voluntarily elected to defer a portion of his salary to help the company conserve cash. In 2021 Mr. Spivak deferred $94,000 and in 2022 we paid $411,000 of the previously deferred salary to him. The balance of deferred compensation owed to Mr. Spivak was $125,167 on December 31, 2022 and $536,000 on December 31, 2021.

Loans

Mr. Spivak has made several loans to USLG to support operations. In 2022, he loaned $100,000 to USLG to fund operations while the Cortes Campers business was ramping up. The loan is interest free and is payable on demand. The entire amount was outstanding on December 31, 2022. In April 2020, Mr. Spivak loaned the company $408,000 bearing 6.0% interest. This loan had a term of twelve months and was repaid in full in 2021. In 2017, Mr. Spivak loaned the company $125,000 interest free, which we repaid in full in 2021.

In December 2016, we acquired Intellitronix Corporation from Mr. Spivak for $4.0 million. Intellitronix was a manufacturer of automotive electronics with established product lines and distribution channels that were complimentary to USLG’s electronics manufacturing business at the time of the acquisition. The full amount of the purchase price was payable over sixty months and carried interest at 6.25%. Mr. Spivak agreed to extend a portion of the note and on December 31, 2021 there was a balance outstanding of accrued interest only of $407,000, which was paid in full in 2022.

MIGMarine Corporation

On August 5, 2022, we acquired MIGMarine Corporation (“Mig Marine”) from Mr. Spivak for $6,833,333. The purchase price was completely seller-financed: $638,333 (10%) was deferred for one year interest free and is due August 5, 2023; and we issued Mr. Spivak a promissory note in the amount of $6,195,000 for the remainder. The note bears interest at the rate of 6.25% per year and has a five-year term with monthly installments of principal and interest, with the final payment on August 5, 2027. Mig Marine is a fiberglass design and manufacturing company that had been providing fabrication and assembly services solely to Cortes Campers before the acquisition. By acquiring Mig Marine, we streamlined our manufacturing processes, improved production cycles, and positioned the company to meet the expected increase in demand for Cortes campers in 2023.

On July 1, 2020, we entered a two-year commercial lease agreement with Mig Marine to rent a portion of our manufacturing facilities to MIG for $5,000 per month. At the time, Mig Marine was owned by Mr. Spivak. Mig Marine provided manufacturing services to the company and the lease was efficient for both USLG and Mig Marine. Under this arrangement we received lease payments of $35,000 in 2022 and $60,000 in 2021. When we acquired Mig Marine from Mr. Spivak in 2022 we cancelled the lease. In 2022, Cortes Campers paid Mig Marine $181,400 for campers completed by Mig Marine before the acquisition. We did not pay Mig Marine for any services in 2021. From April to July of 2022, USLG provided administrative services to Mig Marine for $1,000 a month, or $4,000 in total.

Patents

Mr. Spivak holds, or has applied for, a number of patents that are used or would be useful in our business. We are not currently paying Mr. Spivak for access to these patents and are currently in discussions with him to gain exclusive use of this intellectual property, which we believe will enable meaningful product innovation and significant cost reductions in the current and future products. For more information, please turn to Business — Patents on page 4.

Item 14. Principal Accountant Fees and Services.

BF Borgers CPA PC (“Borgers”) served as our principal independent registered public accounting firm in 2021 and in 2022 until August 1, 2022, when we engaged Maloney + Novotny LLC (“M+N”) to serve as our independent public accounting firm. M+N resigned on November 30, 2022, and we reengaged Borgers on February 22, 2023 to audit our 2022 financial statements. The following table shows the fees billed by Borgers and M+N for the years ended December 31, 2022 and 2021.

	Borgers		M+N	Total
Fees	2022	2021	2022	2022
Audit Fees (1)	$137,500	$110,000	$23,950	$161,450
Audit-Related Fees	—	—	—	—
Tax Fees (2)	27,500	3,000	—	27,500
All Other Fees	—	—	—	—
Total	$165,000	$113,000	$23,950	$188,950

1.	Audit Fees consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

2.	Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning, including preparation of federal and state income tax returns.

Our board of directors does not currently have an audit committee, but all of the services provided by our independent public accounting firms in 2022 and 2021 were pre-approved by our board. The decision to engage Borgers and M+N to serve as our independent public accounting firms was approved by our board. Neither Borgers nor M+N had any direct or indirect financial interest in USLG that would compromise their independence in either 2022 or 2021.

Part IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	Financial Statement Schedules (see Item 8 Financial Statements and Supplementary Data)

(b)	Exhibits

Exhibit	Description
2.1	Share Exchange Agreement dated May 26, 2016. Incorporated by reference to Exhibit 2.1 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.
2.2	Purchase of Business Agreement for Intellitronix Corp. dated December 16, 2016. Incorporated by reference to Exhibit 2.2 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.
2.3	Asset Purchase Agreement among Intellitronix Corporation, US Lighting Group, Inc., and Ohio INTX Cooperative dated May 14, 2021. Incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 19, 2021.
2.4	Stock Purchase Agreement between US Lighting Group, Inc. and Paul Spivak dated August 5, 2022 (including Promissory Note dated August 5, 2022). Incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 11, 2022.
3.1	Articles of Incorporation for US Lighting Group, Inc. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.
3.2	Articles of Amendment to the Articles of Incorporation of US Lighting Group, Inc. filed with the State of Florida on August 9, 2016. Incorporated by reference to Exhibit 3.3 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.
3.3	Articles of Amendment to Articles of Incorporation of US Lighting Group, Inc. filed with the State of Florida on October 24, 2022. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2022.
3.4	Bylaws of US Lighting Group, Inc. Incorporated by reference to Exhibit 3.4 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.
4.1*	Description of Registrants’s Securities
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Anthony Corpora
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Donald O. Retreage, Jr.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Included with this filing.

Item 16. Form 10-K Summary.

Not required.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NovAccess has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Lighting Group, Inc.

Date: April 14, 2023	/s/ Anthony Corpora
By Anthony Corpora, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NovAccess and in the capacities and on the dates indicated.

Date: April 14, 2023	/s/ Patricia A. Salaciak
Patricia A. Salaciak, Director

Date: April 14, 2023	/s/ Olga Smirnova
Olga Smirnova, Director

Date: April 14, 2023	/s/ Anthony Corpora
Anthony Corpora, Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2023	/s/ Donald O. Retreage, Jr.
Donald O. Retreage, Jr., Chief Financial Officer
(Principal Financial Officer)

Date: April 14, 2023	/s/ Michael A. Coates
Michael A. Coates, Corporate Controller
(Principal Accounting Officer)