Form 10-Q
period 2023-03-31
U.S. Lighting Group, Inc.
filed 2023-05-15
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 000-55689

US Lighting Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-3556776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1148 East 222nd Street Euclid, Ohio 44117

(Address of principal executive offices)(Zip Code)

(216) 896-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 101,609,825 shares of common stock outstanding on May 1, 2023.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$45,843	$124,529
Accounts receivable	162,657	5,950
Prepaid expenses and other current assets	80,920	87,174
Inventory	$188,666	$200,162
Total Current Assets	478,086	417,815

Property and equipment, net	2,443,506	2,298,107
Total Assets	$2,921,592	$2,715,922

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$661,309	$607,647
Accrued expenses	61,735	111,223
Accrued payroll to a former officer	125,167	125,167
Convertible notes payable	—	—
Loan payable– current portion	104,499	140,905
Loans payable, related party	352,296	176,000
Total Current Liabilities	1,305,006	1,160,942

Loans payable, net of current portion	295,984	300,351
Loans Payable, related party	6,878,333	7,004,629
Total Liabilities	$8,479,323	$8,465,922

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 101,609,825 shares issued and outstanding	10,376	10,209
Additional paid-in-capital	19,938,444	19,771,111
Accumulated deficit	(25,506,551)	(25,531,320)
Total Shareholders’ Equity	(5,557,731)	(5,750,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,921,592	$2,715,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended March 31,
	2023	2022
Sales	$1,205,235	$76,000
Cost of goods sold	701,319	68,000
Gross profit	503,916	8,000

Operating expenses:
Selling, general and administrative expenses	472,349	266,000
Product development costs	—	—
Total operating expenses	472,349	266,000

Income (loss) from operations	31,567	(258,000)

Other income (expense):
Other income, net	—	15,000
Unrealized loss	—	(157,000)
Realized gain	—	31,000
Interest income	249	2,000
Interest expense	(7,046)	(5,000)
Interest expense, related party	—	(4,000)
Total other expense	(6,797)	(118,000)

Net income (loss) from operations	24,769	(376,000)
Net income (loss)	$24,769	$(376,000)

Basic income (loss) per share	$0.00	$(0.00)
Diluted income (loss) per share	$0.00	$(0.00)

Weighted average common shares outstanding, basic	98,947,384	97,848,735
Weighted average common shares outstanding, diluted	98,947,384	97,848,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	—	$—	99,934,825	$10,209	$19,771,111	$(25,531,320)	$(5,750,000)
Proceeds from sale of common stock	—	—	1,675,000	167	167,332		167,500
Net Profit	—	—	—	—	—	24,769	24,769
Balance, March 31, 2023	—	$—	101,609,825	$10,376	$19,938,443	$(25,506,551)	$(5,557,731)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	—	$—	98,798,735	$10,000	$17,791,000	$(16,256,000)	$1,545,000
Net Loss	—	—	—	—	—	(376,000)	(376,000)
Balance, March 31, 2022	—	$—	97,848,735	$10,000	$17,791,000	$(69,632,000)	$1,169,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net Profit (Loss)	$24,769	$(376,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	44,822	19,000
Realized Gain from investments	—	(31,000)
Unrealized Gain from investments	—	157,5000
Changes in Assets and Liabilities:
Accounts receivable	(156,706)	—
Inventory	11,496	—
Prepaid expenses and other	6,254	3,000
Accounts payable	39,758	(17,000)
Customer advanced payments		(5,000)
Accruals	—	(11,000)
Accrued interest on related party loans	(211,964)	4,000
Accrued interest on loans	(49,488)	—
Net cash (used in) provided by operating activities	(291,059)	(257,000)

Cash Flows from Investing Activities:
Purchase of property and equipment	(190,221)	(1,000)
Proceeds trading securities	—	704,000
Net cash used in investing activities	(190,221)	703,000

Cash Flows from Financing Activities:
Proceeds from sale of common stock	167,500	—
Proceeds from loans payable	—	—
Payment of loans payable	236,191	(16,000)
Payments on notes payable related party	—	(312,000)
Net cash provided by (used in) financing activities	403,691	(328,000)

Net change in cash	(78,686)	118,000
Cash beginning of period	124,529	286,000
Cash end of period	$45,843	$404,000

Supplemental Cash Flow Information:
Interest paid	$6,300	$317,000
Taxes paid	$—	$—

Non-cash Financing Activities:
Offset accounts receivable, related party with notes payable, related party	$—	$—

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 1 – ORGANIZATION

US Lighting Group, Inc. (the “Company”) is a parent company comprised of four subsidiaries — Cortes Campers, LLC, a brand of high-end molded fiberglass campers, Futuro Houses, LLC, which is focused on design and sales of molded fiberglass homes, Fusion X Marine, LLC, a high-performance boat designer, and MIG Marine Corporation, a composite manufacturing company that produces proprietary molded fiberglass products for our other business lines.

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

On August 5, 2022, we acquired MIG Marine Corporation, a fiberglass manufacturing company founded in 2003. With the acquisition of Mig Marine, we were able to streamline our manufacturing processes, improve production cycles and scale to meet the demand of Cortes Campers generated order back-log.

We plan to expand our manufacturing footprint, enhance production techniques, and develop more products in the RV, marine, and composite housing sectors. Current R&D efforts are directed towards future tow-behind camper models under the Cortes Campers brand as well as prefabricated housing segment.

As of March 31, 2023, our revenue was driven by shipments of fiberglass campers marketed under the Cortes Campers brand and to a lesser extent from dealerships for the Futuro Housing brand.

The Company is a Florida corporation founded in 2003. We are located in Euclid, Ohio.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2023 and are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There was $45,843 and $124,529 of cash equivalents as of the three months ended March 31, 2023 and the year ended December 31, 2022, respectively, held in the Company’s investment account.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Cortes Campers, LLC, Futuro Houses, LLC, Fusion X Marine, LLC, and Mig Marine, LLC. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standard Update (“ASU”) No. 2014-09. This standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services.

Under this guidance, revenue is recognized when control of promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once product titles are transferred to the customer’s control and performance obligations are satisfied.

Recent Accounting Pronouncements

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

During the three months ended March 31, 2023, the Company realized a net income of $24,769 and cash used for operating activities was $291,059, compared to cash used for operating activities of $1,2537,657 in the prior period. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued.

At March 31, 2023, the Company had cash on hand in the amount of $45,843. Management estimates that the current cash funds and liquid investments of $432,243 and the continued increase in revenues, will be sufficient to continue operations through March 31, 2024.

NOTE 4 – INVESTMENT IN TRADING SECURITIES

On May 17, 2020, the Company purchased $3,800,000 of various mutual fund assets from a broker. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of September 30, 2022, these assets had all been sold. The Company has adjusted the reported amounts for these investments to market value resulting in a realized loss and unrealized loss of $288,281 and $18,000, respectively, as of the year ended December 31, 2022.

As a result of the Company’s purchase of mutual fund assets, the Company could have been deemed to be an “investment company” under the Investment Company Act of 1940 (the “Investment Company Act”). However, the Company did not intend to be an investment company and never intended to be engaged in the business of investing, reinvesting, owning, holding or trading in securities. Based on these facts, the Company relied on Rule 3a-2 under the Investment Company Act, which provides an exclusion from the definition of “investment company” for issuers meeting certain criteria. The Company endeavored to ensure that it was compliant with the conditions for relying on this rule within the time period permitted by Rule 3a-2. To comply with this exclusion, the Company has liquidated all of the mutual fund assets and no longer owns securities having a value exceeding 40% of the value of the Company’s total assets on an unconsolidated basis. This course of action was approved and authorized by the Company’s board of directors by unanimous written consent on August 17, 2021. As of December 31, 2022 and March 31, 2023, the Company did not own any securities.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment for continuing operations consist of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Building and improvements	$664,183	$664,183
Land	96,000	96,000
Vehicles	146,893	146,893
Office equipment	18,421	18,421
Production molds and fixtures	1,095,758	1,095,758
Tooling and fixtures	651,909	462,570
Other equipment	72,059	72,059
Furniture and fixtures	5,628	4,746
Total property and equipment cost	2,750,851	2,560,630
Less: accumulated depreciation and amortization	(307,345)	(262,523)
Property and equipment, net	$2,443,506	$2,298,107

Depreciation expense for the three months ended March 31, 2023, and 2022 was $44,822 and $19,000, respectively.

NOTE 6 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s former CEO voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s former CEO was $125,167 as of March 31, 2023 and December 31, 2022. Deferral of wages ended on August 9, 2021, when the Company’s former CEO resigned from that position.

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at March 31, 2023 and December 31, 2022:

	2023	2022
Loan payable to officers/shareholders (a)	$7,230,629	$7,054,333
Loan Payable to related party - past due (b)	—	126,296
Total loans payable to related parties	7,230,629	7,180,629
Loan payable to related party, current portion	(352,296)	(302,296)
Total loans payable to related parties	6,788,333	6,878,333

a.	On August 5, 2022, the Company acquired MIG Marine and issued a 6.25% interest bearing note in the amount of $6,878,333; the note is payable to its majority shareholder, Paul Spivak. During the fourth quarter of 2022, there was a loan for $100,000 from Mr. Spivak and another for $76,000 from the Company’s current President & CEO; both these loans are non-interest-bearing loans.

b.	On August 5, 2022, we acquired Mig Marine from Paul Spivak, our former CEO and a significant shareholder. We paid for Mig Marine with a deferred deposit and a $6,195,000 promissory note. We failed to make required payments under the note in 2022 and the first quarter of 2023, and as a result were in default. However, Mr. Spivak waived the default, waived all interest due on the note for 2022 and 2023, and agreed to defer all payments of the deposit and under the note to January 2024. For more information, please see Note 12 — Subsequent Events.

Loan payments to related parties were made through a combination of direct payments to the noteholder and instructions from the noteholder to pay obligations to others on their behalf.

NOTE 8 – LOANS PAYABLE

Loans payable for continuing operations consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Real Estate loan (a)	$258,657	$259,450
Vehicle loans (b)	56,097	59,671
Working capital (c)	85,728	122,135
Total loans payable	400,483	426,000
Loans payable, current portion	(104,499)	(140,905)
Loans payable, net of current portion	$295,984	$280,000

a.

On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $265,339 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company, the Company’s former CEO, and secured by the Company’s real estate. The loan balance on December 31, 2022, was $259,450. During the year ended December 31, 2022, the Company made principal payments of $3,084 leaving a total of $259,450 owed at March 31, 2023.

b.	The Company purchases vehicles for employees and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on two vehicles was $59,671 at December 31, 2022, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%. The loan balance on March 31, 2023, was $56,097.

c.	On November 7, 2022, the Company entered into a $150,000 term loan with Fresh Funding related to the working capital for the production of campers. The loan requires weekly payments of $3,981 over the term of 12 months, has an interest rate of 38% per annum, and is guaranteed by both the Company’s former CEO and the current CEO. The loan balance on December 31, 2022, was $122,135. During the year ended December 31,2022, the Company made principal payments of $23,369, and interest payments of $61,497. During the three months ended March 31, 2023, the Company made principal payments of $26,381, and interest payments of $10,025 leaving a total of $85,728 owed at March 31, 2023.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Shares Issued for Cash

During the quarter ended March 31, 2023, the Company received proceeds of $167,500 on the private placement of 1,675,000 shares of common stock, at an average price of $0.10.

Summary of Warrants

There were no warrants granted or exercised during the quarter ended March 31, 2023. Warrants for the period ended March 31, 2023, are $0.

NOTE 10 – INCOME TAXES

At December 31, 2021, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately$1,500,000 for Federal and state purposes. The carryforwards expire in various amounts through 2041. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax assets for this benefit. Section 382 generally limits the use of NOLs and credits following an ownership change, which occurs when one or more 5 percent shareholders increase their ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period” (generally three years).

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2023, and 2022, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2023, and 2022, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2018 through 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

NOTE 11 – LEGAL PROCEEDINGS

There were no reportable legal proceedings initiated, or material developments in previously reported legal proceedings for the quarter ended March 31, 2023.

NOTE 12 – SUBSEQUENT EVENTS

On August 5, 2022, the Company acquired Mig Marine from Paul Spivak, our former CEO and a significant shareholder, for $6,833,333 pursuant to a stock purchase agreement between Mr. Spivak and USLG. The Mig Marine purchase price was completely financed by Mr. Spivak: pursuant to the purchase agreement a 10% deposit of $638,333 was deferred for one year interest free and was due August 5, 2023; and USLG issued Mr. Spivak a promissory note in the amount of $6,195,000 for the remainder. The note bears interest at the rate of 6.25% per year and had a five-year term with monthly installments of principal and interest due beginning on September 5, 2022, with the final payment on August 5, 2027. As we ramped up our camper business and reinvested revenues in the company, we failed to make any payments under the note, and as a result were in default. Reflecting his faith in USLG and in order to support the operations and continued growth of the company, Mr. Spivak waived the default, waived all interest due on the note for 2022 and 2023, and agreed to defer all payments of the deposit and under the note to January 2024, with the final note payment due December 1, 2028. Mr. Spivak provided the waiver and payment deferral on May 1, 2023, effective retroactively.

On April 18, 2023, the Company secured a $30,000 loan from Lending Point to use for inventory purchasing. The loan bears an interest rate of 13.49% and requires monthly payments of $690 with no pre-payment penalty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains statements that are forward-looking within the meaning of Section 21E of the Exchange Act. Forward-looking statements are statements other than historical facts, including, without limitation, statements that are identified by words like “may,” “could,” “would,” “should,” “will,” “believe,” “expect,” “anticipate,” “plan,” “predict,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. These statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. You should not rely solely on these forward-looking statements and should consider all uncertainties and risks throughout this document. Forward-looking statements are only predictions and not guarantees of performance and speak only as of the date they are made. We do not undertake to update any forward-looking statement in light of new information or future events.

Although we believe that the expectations, estimates and projections reflected in the forward-looking statements in this report are based on reasonable assumptions when they were made, we cannot assure you that these expectations, estimates and projections will be achieved. We believe the forward-looking statements in this report are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations. Future events and actual results may differ materially from those discussed in the forward-looking statements. Some of the factors that could cause actual results to differ materially from our expectations are discussed Risk Factors beginning on page 6 of our Annual Report on Form 10-K for the year ended December 31, 2022.

General Overview

US Lighting Group, Inc. is a holding company with four operating subsidiaries — Cortes Campers, LLC, a brand of high-end molded fiberglass recreational campers, Futuro Houses, LLC, focused on design and sales of molded fiberglass homes, Fusion X Marine, LLC, a high-performance boat designer, and MIG Marine Corporation, a composite manufacturing company that produces proprietary molded fiberglass products for our other business lines.

We derive expertise and inspiration from the marine industry, where the harshest conditions are expected and must be met with superior engineering and the latest in composite technology. We apply these standards to the products we manufacture and supply to the recreational vehicle (RV) market and, more recently, to the prefabricated housing segment.

Molded fiberglass products are exceptionally strong, lightweight and durable. Composite materials are corrosion resistant and provide efficient insulation, making them attractive for both outdoor enthusiasts and residential housing needs. Molded construction also allows for creation of irregular, unusual or circular objects, which permits the innovative shapes and features of our products.

Our vision is to promote innovation and challenge manufacturing practices in industries that rely on labor-intensive, outdated and wasteful processes, while providing consumers with superior products designed to last for generations.

On January 11, 2021, we formed Cortes Campers to operate our new brand of innovative travel trailers. During the second part of 2021, we invested heavily in research and development as well as production planning for the 17-foot camper and began selling campers in early 2022. As of March 31, 2023, our revenue was driven by shipments of fiberglass campers marketed under Cortes Campers brand and financial results for the first quarter of 2023 reflect revenue of $905,235 generated by Cortes Campers.

Cortes Campers currently builds one molded fiberglass 17-foot travel trailer model, which is unique to the industry due to innovative construction techniques such as an axle-less suspension, floor plan that allows for an eight cubic foot refrigerator and full-size wet bath, marine grade materials, and rugged construction unmatched in the industry. We use marine grade exterior gel coats, which provide our campers with bright and fade-resistant colors, also unmatched in the industry.

Our campers are distributed through a chain of regional distributors and are currently available for purchase in US and Canada. Other molded fiberglass RV manufacturers don’t have a dealer network, which provides Cortes Campers with competitive advantage when approaching dealers.

On January 12, 2022, we formed Futuro Houses, LLC to design, marketing and distribute prefabricated molded fiberglass homes. Throughout 2022, Futuro Houses engaged in engineering and development of our first “UFO” themed home model inspired by the original Futuro house designed by Finnish architect Matti Suuronen. The prototype was finished in January of 2023, and as of March 31, 2023 Futuro had reported revenues of $300,000.

We plan to expand our manufacturing footprint, enhance production techniques, and develop more products in the RV, marine, and composite housing sectors. Current R&D efforts are directed towards future tow-behind camper models under Cortes Campers brand as well as prefabricated housing segment.

In 2022 Cortes Campers obtained RVIA industry certification (RVIA is a voluntary association of recreational vehicle manufacturers which promulgates recreational vehicle safety standards in the U.S.) and was listed on J.D. Power registry, which allowed end-consumers simplified access to financing as well as provided dealers with confidence in our manufacturing techniques and product values. Throughout 2022, and continuing in 2023, we developed relationships with several financial institutions to provide credit to our dealers under floor planning programs. Those arrangements significantly improved dealer acceptance of Cortes Campers as a new manufacturer, which has resulted in increased sales and revenue.

On August 5, 2022, we acquired MIG Marine Corporation (“Mig Marine”) from Paul Spivak, our former CEO and a significant shareholder. The Mig Marine acquisition has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, our financial results have been recast to include the financial results of Mig Marine in the current and prior periods as if Mig Marine had always been consolidated with USLG. The assets and liabilities of Mig Marine have been recorded in our consolidated statements of financial condition at the seller’s historical carrying value.

Subsequent Events

On August 5, 2022, we acquired Mig Marine from Paul Spivak, our former CEO and a significant shareholder, for $6,833,333 pursuant to a stock purchase agreement between Mr. Spivak and USLG. The Mig Marine purchase price was completely financed by Mr. Spivak: pursuant to the purchase agreement a 10% deposit of $638,333 was deferred for one year interest free and was due August 5, 2023; and USLG issued Mr. Spivak a promissory note in the amount of $6,195,000 for the remainder. The note bears interest at the rate of 6.25% per year and had a five-year term with monthly installments of principal and interest due beginning on September 5, 2022, with the final payment on August 5, 2027. As we ramped up our camper business and reinvested revenues in the company, we failed to make any payments under the note, and as a result were in default. Reflecting his faith in USLG and in order to support the operations and continued growth of the company, Mr. Spivak waived the default, waived all interest due on the note for 2022 and 2023, and agreed to defer all payments of the deposit and under the note to January 2024, with the final note payment due December 1, 2028. Mr. Spivak provided the waiver and payment deferral on May 1, 2023, effective retroactively.

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Sales

Total sales from continuing operations for the quarter ended March 31, 2023 were $1,205,235, compared to $76,000 the first quarter of 2022, an increase of $1,129,235,000. The increase in sales is attributed to $905,235 of recreational vehicles (RV) and related components sales through our Cortes Campers subsidiary and $300,000 of revenue from the sale of a Futuro Houses dealership.

Cost of Goods Sold

Cost of goods sold from continuing operations for the quarter ended March 31, 2023 were $701,319, compared to $68,00 for the first quarter of 2022. The cost of goods sold relates to camper sales from the Company’s Cortes Campers subsidiary.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) from continuing operations were $472,349 for the quarter ended March 31, 2023, compared to $266,000 for the first quarter of 2022, an increase of $206,349, or 77.6%. The increase over the prior year can be attributed to increased personnel costs associated with the Company’s Cortes Campers Subsidiary.

We had no product development costs for the quarter ended March 31, 2023, compared to $0 for the first quarter of 2022. The Company continues its focus to the RV, marine, composite housing, and electronics sectors.

Other Income/Expense

During the quarter ended March 31, 2022, we had total other expense of $6,797. Total other expense from interest expense for the first quarter of 2022 was $118,000.

Net Loss

We had net income from continuing operations of $24,769 for the quarter ended March 31, 2022, compared to a net loss of $376,000 for the first quarter of 2022. Our overall net income increased mainly due to the sales of Cortes Campers RVs and related components and new distributorships for Futuro Houses.

Liquidity and Capital Resources

Changes in Cash Flows

Net cash used in operating activities for the quarter ended March 31, 2023 was $257,000, compared to net cash provided by operating activities of $218,559 for the first quarter of 2022.

Net cash used in investing activities was $190,221 for the quarter ended March 31, 2023, compared to $703,000 for the first quarter of 2022. The difference is primarily due to a very small investment in fixed assets for the first quarter of 2022 and proceeds of $704,000 received from the sale of trading securities as compared with a much larger investment in fixed assets for the first quarter of 2023.

Net cash provided by financing activities for the quarter ended March 31, 2023 was $403,691, which included proceeds of $167,500 received from the sale of common stocks and the repayment of $236,191 of loans payable. Net cash used in financing activities for the first quarter of 2022 was $328,000, which was all for the repayment of loans payable.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a full discussion of our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because USLG is a “smaller reporting company” as defined by the Securities and Exchange Commission we are not required to provide additional market risk disclosure.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Anthony Corpora, and chief financial officer, Donald O. Retreage, Jr., evaluated the effectiveness of the design and operation of USLG’s disclosure controls and procedures (as defined under the Securities Exchange Act) as of March 31, 2023. Based upon this evaluation, Messrs. Corpora and Retreage concluded that the company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

Our senior management team is responsible for establishing and maintaining adequate internal control over financial reporting, defined under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There were no reportable legal proceedings initiated, or material developments in previously reported legal proceedings, during the first quarter.

Item 1A. Risk Factors.

Please refer to the risk factors listed under “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for information relating to certain risk factors applicable to USLG.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter end of March 31, 2023, we offered unregistered shares of our common stock in a private placement to investors to fund our working capital needs. During the quarter we sold to four investors 1,675,000 shares for an aggregate amount of $167,500. The issuance of shares in the private placement was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) under the Securities Act. We discontinued the Rule 506(b) private placement at the end of March.

Item 3. Defaults Upon Senior Securities.

On August 5, 2022, we acquired Mig Marine for $6,833,333 from Paul Spivak, our former CEO and a significant shareholder. We paid for Mig Marine with a deferred deposit and $6,195,000 promissory note. As we ramped up our camper business and reinvested revenues in the company, we failed to make any payments under the note in 2022 or the first quarter of 2023, and as a result were in default. Reflecting his faith in USLG and in order to support the operations and continued growth of the company, Mr. Spivak waived the default, waived all interest due on the note for 2022 and 2023, and agreed to defer all payments of the deposit and under the note to January 2024, with the final note payment due December 1, 2028. Mr. Spivak provided the waiver and payment deferral on May 1, 2023, effective retroactively. For more information, please turn to Subsequent Events on page 12.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended March 31, 2023.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, US Lighting Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Lighting Group, Inc.

May 15, 2023	/s/ Anthony Corpora
By Anthony Corpora, Chief Executive Officer (Principal Executive Officer)

May 15, 2023	/s/ Donald O. Retreage, Jr.
By Donald O. Retreage, Jr., Chief Financial Officer (Principal Financial Officer)

May 15, 2023	/s/ Michael A. Coates
By Michael A. Coates, Corporate Controller (Principal Accounting Officer)