Form 10-Q
period 2023-06-30
U.S. Lighting Group, Inc.
filed 2023-08-15
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 101,786,188 shares of common stock outstanding on August 8, 2023.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

US LIGHTING GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,934	$124,529
Accounts receivable	457,842	5,950
Prepaid expenses and other current assets	6,639	87,174
Inventory	$88,874	$200,162

Total Current Assets	563,289	417,815

Property and equipment, net	2,553,340	2,298,107
Total Assets	$3,116,629	$2,715,922

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$672,385	$607,647
Accrued expenses	82,535	111,223
Accrued payroll to a former officer	125,167	125,167
Convertible notes payable	—	—
Loan payable– current portion	124,824	140,905
Loans payable, related party	276,000	176,000
Total Current Liabilities	1,280,913	1,160,942

Loans payable, net of current portion	429,833	300,351
Loans Payable, related party	7,004,629	7,004,629
Total Liabilities	$8,715,375	$8,465,922

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 101,609,825 shares issued and outstanding	10,382	10,209
Additional paid-in-capital	19,942,967	19,771,111
Accumulated deficit	(25,552,095)	(25,531,320)
Total Shareholders’ Equity	(5,598,746)	(5,750,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,116,629	$2,715,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2023	2022	2023	2022
Sales	$1,261,833	$49,000	$2,467,068	$125,000
Cost of goods sold	820,916	44,000	1,522,235	112,000
Gross profit (loss)	440,917	5,000	944,833	13,000

Operating expenses:
Selling, general and administrative expenses	477,193	325,000	949,542	591,000

Total operating expenses	477,193	325,000	949,542	591,000

Loss from operations	(36,276)	(320,000)	(4,709)	(578,000)

Other income (expense):
Other income, net	—	79,000	—	94,000
Other income, related party	—	—	—	—
Extinguishment of debt - related party	—	—	—	—
Unrealized gain (loss)	—	(117,000)	—	(274,000)
Realized loss	—	(49,000)	—	18,000
Interest income	549	1,000	798	3,000
Interest expense	(9,818)	(7,000)	(16,864)	(16,000)
Interest expense, related party	—	—	—	—
Gain on disposal of fixed assets	—	13,000	—	13,000
Total other income (expense)	(9,269)	(80,000)	(16,066)	(198,000)

Net income (loss)	$(45,544)	$(400,000)	$(20,775)	$(776,000)

Basic loss per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic income per share from discontinued operations	$—	$—	$—	$—
Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted income per share from discontinued operations	$—	$—	$—	$—

Weighted average common shares outstanding, basic	98,947,384	97,848,735	97,947,384	97,848,735
Weighted average common shares outstanding, diluted	98,947,384	97,848,735	97,947,384	97,848,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	—	$—	97,934,825	$10,209	$19,770,015	$(25,531,320)	$(5,750,000)
Proceeds from sales of Common Stock	—	—	1,675,000	167	167,332		167,500
Net Income (Loss)	—	—	—	—	—	24,769	24,769
Balance, March 31, 2023	—	—	101,609,825	10,376	19,938,444	(25,506,551)	(5,557,731)
Proceeds from sales of Common Stock	—	—	56,250	6	5,619		5,625
Net Loss	—	—	—	—	—	(45,544)	(45,544)
Balance, June 30, 2023	—	$—	101,666,075	$10,382	$19,942,067	$(25,552,095)	$(5,598,746)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	—	$—	97,848,735	$10,000	$17,791,000	$(16,256,000)	$1,545,000
Net Loss	—	—	—	—	—	(376,000)	(376,000)
Balance, March 31, 2022	—	—	97,848,735	10,000	17,791,000	(16,632,000)	1,169,000
Net Loss	—	—	—	—	—	(400,000)	(400,000)
Balance, June 30, 2022	—	$—	97,848,735	$10,000	$17,791,000	$(17,032,000)	$769,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net Profit (Loss)	$(20,775)	$(776,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	85,653	36,000
Stock issued for services	3,372	—
Realized Gain from investments	—	18,000
Unrealized Gain from investments	—	274,000
Changes in Assets and Liabilities:
Accounts receivable	(451,892)	—
Inventory	111,228	—
Prepaid expenses and other	80,534	(51,000)
Accounts payable	64,738	(11,000)
Customer advanced payments		67,000
Accruals	—	(3,000)
Accrued interest on related party loans	—	4,000
Accrued interest on loans	(28,687)	(290,000)
Net cash (used in) provided by operating activities	(155,768)	(732,000)

Cash Flows from Investing Activities:
Purchase of property and equipment	(344,258)	(1,000)
Sale of Fixed Assets	—	35,000
Proceeds from investments	—	988,000
Net cash used in investing activities	(344,258)	1,022,000

Cash Flows from Financing Activities:
Proceeds from sale of common stock	172,029	—
Proceeds from loans payable	213,401	—
Payment of loans payable	236,191	(46,000)
Payments on notes payable related party		(411,000)
Net cash provided by (used in) financing activities	385,430	(457,000)

Net change in cash	(114,596)	(167,000)
Cash beginning of period	124,529	286,000
Cash end of period	$9,934	$119,000

Supplemental Cash Flow Information:
Interest paid	$16,864	$430,000
Taxes paid	$—	$—

Non-cash Financing Activities:
Offset accounts receivable, related party with notes payable, related party	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending June 30, 2023 and not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There was $0 and $0 of cash equivalents as of the six months ended June 30, 2023 and the year ended December 31, 2022, respectively, held in the Company’s investment account.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Cortes Campers, LLC, Fusion X Marine, LLC, Mig Marine Corp. and Futuro Houses, LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

Under this guidance, revenue is recognized when control of promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once product titles are delivered to the customer’s control and performance obligations are satisfied.

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

During the six months ended June 30, 2023, the Company realized a net loss of $20,775 and cash used by operating activities was $155,768, compared to cash used by operating activities of $291,059 in the prior period. Based on current projections, we believe our available cash on-hand of $9,934, our liquid investments of $553,355, current efforts to market and sell our product and our ability to significantly reduce expenses will provide sufficient cash resources to satisfy our operational need for the next twelve months.

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

As a result of the Company’s purchase of mutual fund assets, the Company could have been deemed to be an “investment company” under the Investment Company Act of 1940 (the “Investment Company Act”). However, the Company did not intend to be an investment company and never intended to be engaged in the business of investing, reinvesting, owning, holding or trading in securities. Based on these facts, the Company relied on Rule 3a-2 under the Investment Company Act, which provides an exclusion from the definition of “investment company” for issuers meeting certain criteria. The Company endeavored to ensure that it was compliant with the conditions for relying on this rule within the time period permitted by Rule 3a-2. To comply with this exclusion, the Company has liquidated all of the mutual fund assets and no longer owns securities having a value exceeding 40% of the value of the Company’s total assets on an unconsolidated basis. This course of action was approved and authorized by the Company’s board of directors by unanimous written consent on August 17, 2021. As of December 31, 2022 and June 30, 2023, the Company did not own any securities.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment for continuing operations consist of the following on June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Building and improvements	$676,025	$664,183
Land	96,000	96,000
Vehicles	146,893	146,893
Office equipment	18,421	18,421
Production molds and fixtures	1,095,758	1,095,758
Tooling and fixtures	756,695	462,570
Other equipment	87,992	72,059
Furniture and fixtures	5,628	4,746
	21,475	—
Total property and equipment cost	2,904,888	2,560,630
Less: accumulated depreciation and amortization	(351,548)	(262,523)
Property and equipment, net	$2,553,340	$2,298,107

NOTE 6 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s former CEO voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s former CEO was $125,167 as of June 30, 2023, and December 31, 2022. Deferral of wages ended on August 9, 2021, when the Company’s former CEO resigned from that position.

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at June 30, 2023 and December 31, 2022:

	2023	2022
Loan payable to officers/shareholders (a)	$7,154,333	$7,054,333
Loan Payable to related party - past due (b)	126,295	126,296
Total loans payable to related parties	7,280,629	7,180,629
Loan payable to related party, current portion	(276,000)	(302,296)
Total loans payable to related parties	7,004,629	6,878,333

a.	On August 5, 2022, the Company acquired Mig Marine Corp. and issued a 6.25% interest bearing note in the amount of $6,878,333; the note is payable to its majority shareholder, Paul Spivak. During the fourth quarter of 2022, there was a loan for $100,000 from Mr. Spivak and another for $76,000 from the Company’s current President & CEO; both these loans are non-interest-bearing loans.

b.	On August 5, 2022, the Company acquired Mig Marine from Paul Spivak, our former CEO and a significant shareholder, for $6,833,333 pursuant to a stock purchase agreement between Mr. Spivak and USLG. The Mig Marine purchase price was completely financed by Mr. Spivak: pursuant to the purchase agreement a 10% deposit of $638,333 was deferred for one year interest free and was due August 5, 2023; and USLG issued Mr. Spivak a promissory note in the amount of $6,195,000 for the remainder. The note bears interest at the rate of 6.25% per year and had a five-year term with monthly installments of principal and interest due beginning on September 5, 2022, with the final payment on August 5, 2027. As we ramped up our camper business and reinvested revenues in the company, we failed to make any payments under the note, and as a result were in default. Reflecting his faith in USLG and in order to support the operations and continued growth of the company, Mr. Spivak waived the default, waived all interest due on the note for 2022 and 2023, and agreed to defer all payments of the deposit and under the note to January 2024, with the final note payment due December 1, 2028. Mr. Spivak provided the waiver and payment deferral on May 1, 2023, effective retroactively.

Loan payments to related parties were made through a combination of direct payments to the noteholder and instructions from the noteholder to pay obligations to others on their behalf.

NOTE 8 – LOANS PAYABLE

Loans payable for continuing operations consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Real Estate loan (a)	$257,919	$259,450
Vehicle loans (b)	52,524	59,671
Working capital (c)	244,214	122,135
Total loans payable	554,657	426,000
Loans payable, current portion	(124,824)	(140,905)
Loans payable, net of current portion	$429,833	$280,000

a.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $265,339 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company, the Company’s former CEO, and secured by the Company’s real estate.

b.	The Company purchases vehicles for employees and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on two vehicles was $59,671 on December 31, 2022, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%. The loan balance on June 30, 2023, was $52,524.

c.	On November 7, 2022, the Company entered into a $150,000 term loan with Fresh Funding related to the working capital for the production of campers. The loan requires weekly payments of $3,981 over the term of 12 months, has an interest rate of 38% per annum, and is guaranteed by both the Company’s former CEO and the current CEO. The loan balance on December 31, 2022 was $122,135. And as of June 30, 2023, the balance was $51,11.

d.	On April 19, 2023, the Company entered into term loan with Lending Point in the amount of $30,000 to be used for working capital. The loan requires 60 monthly payments of $690 and has an interest rate of 13.49% per annum.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Shares Issued for Cash

During the quarter ended June 30, 2023, the Company did not issue any shares of stock for cash.

Summary of Warrants

There were no warrants granted or exercised during the quarter ended March 31, 2023. Warrants for the period ended June 30, 2023, are $0.

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

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2023, and 2022, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2023, and 2022, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2018 through 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

NOTE 11 – LEGAL PROCEEDINGS

There were no reportable legal proceedings initiated during the quarter ended June 30, 2023.

NOTE 12 – SUBSEQUENT EVENTS

On July 14, 2023, we entered into a common stock purchase agreement with Alumni Capital LP establishing an equity line pursuant to which Alumni agreed to purchase up to $1.0 million of our common stock, subject to the terms of the purchase agreement. The purchase agreement will expire on the earlier of March 31, 2024 or when Alumni has purchased the full $1.0 million of our stock. In the purchase agreement, we agreed to file a registration statement to register the resale of any shares we sell to Alumni, and to use our best efforts to cause the registration statement to be declared effective and remain effective until the Alumni shares have been sold. Once the registration statement is effective, we may request that Alumni purchase shares of our stock, subject to the limitations included in the purchase agreement. We have not yet filed the registration statement or sold any stock to Alumni pursuant to the purchase agreement.

On July 17, 2023, the Company entered into a promissory note with its CEO and President Anthony Corpora for $100,000 to be used as working capital. The note bears interest rate of 14.49% and requires 84 monthly payments. Also on July 17, 2023, the Company entered into a promissory note with its Controller and Chief Accounting Officer Michael Coates for $50,000 to be used as working capital. The note bears interest rate of 12.99% and requires 60 monthly payments. Both notes are unsecured “pass through” notes that reflect the terms of personal loans obtained by Messer. Corpora and Coates to fund the Company’s working capital needs.

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

Overview

Unless the context otherwise requires, references in this report to “USLG,” the “company,” “we,” “us” and “our” refer to US Lighting Group, Inc. and its wholly-owned subsidiaries: Cortes Campers, LLC, a brand of high-end molded fiberglass campers; Futuro Houses, LLC, focused on design and sales of molded fiberglass homes; Fusion X Marine, LLC, a high-performance boat designer; and MIGMarine Corporation, a composite manufacturing company that produces proprietary molded fiberglass products for our three business lines.

We are an innovative composite manufacturer utilizing advanced fiberglass technologies in growth sectors such as high-end recreational vehicles (RVs), prefabricated off-grid houses, and high-performance powerboats. We derive expertise and inspiration from the marine industry, where the harshest conditions are expected and met with superior engineering and the latest in composite technology. Molded fiberglass products are exceptionally strong, lightweight, and durable. Composite materials are also corrosion resistant and provide efficient insulation, making them attractive for both outdoor enthusiasts and residential housing needs. Molded construction allows for the creation of irregular, unusual or circular objects, which permits the innovative shapes and features of our products. As of June 30, 2023, our revenue was driven by shipments of fiberglass campers marketed under Cortes Campers brand.

Cortes Campers designs and manufactures high-end molded fiberglass RV travel trailers and campers designed for comfort, style and durability. We utilize superior quality materials and fiberglass construction resulting in significantly stronger, more durable and lighter weight products. Cortes Campers’ first product is the Cortes 17, a 17-foot long single axle tow-behind molded fiberglass camper. In the second quarter of 2023, we introduced a new floorplan, Cortes 16, which has expanded sleeping capacity with a king size bed. We are currently developing additional models, including a larger, family-oriented all composite 22-foot travel trailer. Cortes Campers has established a network of professional RV dealerships to market and distribute its products. As of June 30, 2023, Cortes Campers are available through 37 dealer locations in US and Canada.

Recognizing that we could utilize many of the same technologies and manufacturing processes we have perfected for the Cortes Campers line of RVs to make small, prefabricated homes, we began exploring the market in early 2022. The international tiny-house movement has gained new relevance in the recent years as the quest for off-grid, rugged, prefabricated homes has entered the mainstream and was further fueled by the COVID-19 pandemic. We named our modular housing line Futuro Houses after the Futuro Pod, the iconic “UFO house” designed by Finnish architect Matti Suuronen, of which fewer than one hundred were built during the late 1960s and early 1970s. Our first home design is an update of the original Futuro utilizing modular construction and fiberglass for structural integrity and energy efficiency and designed to address modern residential requirements in a 600-square-foot living space. The Futuro can also serve as a commercial structure as it is currently available as a “shell kit” to be outfitted by consumers to meet their needs. We exhibited the Futuro house at the Cleveland Home & Remodeling Expo in March 2023, signed our first distributor in New York, and sold our first home in May 2023.

In early 2021, we formed Fusion X Marine to design, manufacture and distribute high-performance speed boats utilizing advanced fiberglass composites. Our first boat model is the X-15, a miniature speed boat designed for rental sites and excursions, as well as to serve as an entry-level boat for first time buyers. Tooling and molds have been developed for this model and the X-15 is expected to go into production in the fourth quarter of 2023. The similarly styled X-27 is a 27-foot fiberglass V-hull speedboat and is designed for speed and superior maneuverability. The tooling and molds for the X-27 are currently under development and the model is not yet available for pre-orders. As of June 30, 2023, Fusion X Marine has not generated revenue for us.

We plan to expand our manufacturing footprint, enhance production techniques, and develop more products in the RV, marine and composite housing sectors. Our current R&D efforts are focused on future tow-behind camper models under Cortes Campers brand as well as prefabricated housing segment.

Our headquarters, manufacturing and research and development facilities are located at 1148 East 222nd Street, Euclid, Ohio, 44117. Our website is www.USLightingGroup.com.

Recent Events

Cortes Campers will exhibit at the largest RV industry consumer and trade shows in the fall of 2023, the Hershey RV show in Pennsylvania and the Elkhart RV Dealer Open House in Indiana.

On July 14, 2023, we entered into a common stock purchase agreement with Alumni Capital LP establishing an equity line pursuant to which Alumni agreed to purchase up to $1.0 million of our common stock, subject to the terms of the purchase agreement. The purchase agreement will expire on the earlier of March 31, 2024 or when Alumni has purchased the full $1.0 million of our stock. In the purchase agreement, we agreed to file a registration statement to register the resale of any shares we sell to Alumni, and to use our best efforts to cause the registration statement to be declared effective and remain effective until the Alumni shares have been sold. Once the registration statement is effective, we may request that Alumni purchase shares of our stock, subject to the limitations included in the purchase agreement. We have not yet filed the registration statement or sold any stock to Alumni pursuant to the purchase agreement.

On June 13, 2023, USLG held its 2023 annual meeting of shareholders. At the meeting, our shareholders: (i) elected Anthony C. Corpora, Patricia A. Salaciak and Olga Smirnova to our board of directors; and (ii) ratified the appointment of the accounting firm of BF Borgers CPA PC to serve as our independent registered public accounting firm for 2023.

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Sales

Total sales from continuing operations for the quarter ended June 30, 2023 were $1,261,833, compared to $49,000 the second quarter of 2022, an increase of $1,212,833. The increase in sales is the result of $905,235 of RV and related components sales by Cortes Campers and $320,000 of revenue from Futuro Houses.

Cost of Goods Sold

Cost of goods sold from continuing operations for the quarter ended June 30, 2023 were $820,916, compared to $44,00 for the second quarter of 2022. The increased cost of goods sold relates to camper sales by Cortes Campers.

Operating Expenses

Selling, general and administrative expenses from continuing operations were $477,193 for the quarter ended June 30, 2023, compared to $325,000 for the second quarter of 2022, an increase of $152,193, or 46.8%. The increase over the prior year can be attributed to increased personnel costs associated with Cortes Campers.

We had no product development costs for the quarters ended June 30, 2023 and 2022. All products development costs are capitalized on the company’s balance sheet. We continue to actively develop new products and are focused on the RV, marine and composite housing sectors.

Other Income/Expense

During the quarter ended June 30, 2022, we had total other expense of $9,269, compared to $80,00 for the second quarter of 2022.

Net Loss

As a result of the factors discussed above, we had a net loss from continuing operations of $45,544 for the quarter ended June 30, 2023, compared to a net loss of $400,000 for the second quarter of 2022. For the quarter ended June 30, 2023 we had $20,000 of revenue associated with Futuro Houses dealerships, compared to $200,000 in the quarter ended March 31, 2023.

Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Sales

Total sales from continuing operations for the six months ended June 30, 2023 were $2,467,068, compared to $125,000 for the six months ended June 30, 2022, an increase of $2,342,068. The increase in sales is attributed primarily to new Cortes Campers sales.

Cost of Goods Sold

Cost of goods sold from continuing operations for the six months ended the June 30, 2023 were $1,522,235, compared to $112,000 for the six months ended the June 30, 2022. The cost of goods sold for 2003 relates to camper sales by Cortes Campers.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) from continuing operations were $949,542 for the six months ended the June 30, 2023, compared to $591,000 for the first six months of 2022, an increase of $358,542, or 61%. The increase over the prior year can be attributed to increased personnel costs associated with Cortes Campers and professional fees related to reporting as a public company.

We had no product development expenses for the six months ended either June 30, 2023 or 2022.

Other Income/Expense

During the six months ended the June 30, 2023, we had total other expense of $16,066, all relating to interest expense. This compares to $198,000 for the first six months of 2022, which included other income of $94,000, unrealized loss of $274,000, realized loss from investments of $18,000, interest income of $3,000, interest expenses of $16,000 and gain on disposal of fixed assets of $13,000.

Net Loss

As a result of the factors discussed above, we had a net loss from continuing operations of $20,775 for the six months ended June 30, 2023, compared to a net loss of $776,000 for the first six months of 2022. Our overall net loss decreased mainly due to increased revenues from continuing operations.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2023 was $155,768, compared to net cash used by operating activities of $732,000 for the first six months of 2022.

Net cash used in investing activities was $344,258 for the six months ended June 30, 2023, compared to $1,022,000 for the first six months of 2022. The difference is primarily due to investment in fixed assets of $1,000 for the second quarter of 2022 and proceeds of $988,000 received from trading securities as compared with a much larger investment in fixed assets of $344,258, for the first six months of 2023.

Net cash provided by financing activities for six months ended June 30, 2023 was $385,430, which included proceeds of $172,029 received from the sale of common stock and the proceeds of $236,191 of loans payable. Net cash used in financing activities for the first six months of 2022 was $457,000, which was all for the repayment of loans payable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Anthony Corpora, and chief financial officer, Donald O. Retreage, Jr., evaluated the effectiveness of the design and operation of USLG’s disclosure controls and procedures (as defined under the Securities Exchange Act) as of June 30, 2023. Based upon this evaluation, Messrs. Corpora and Retreage concluded that the company’s disclosure controls and procedures were effective as of June 30, 2023.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, an indictment was filed on September 16, 2021 and unsealed on October 8, 2021 against Paul Spivak, our former chief executive officer and a major shareholder of the company, Mr. Spivak’s wife, Olga Smirnova, our vice president of finance and administration and a member of our board of directors, and others, alleging fraudulent sales of stock of USLG by Mr. Spivak and others (United States of America v. P. Spivak, O. Smirnova, et al., Case No. L21CR491, United States District Court for the Northern District of Ohio, Eastern Division). The events outlined in the indictment allegedly occurred between June 2016 and June 2021. The alleged acts include issuing favorable press releases to artificially inflate the price of USLG’s stock, selling shares that benefited Mr. Spivak and others while the price was artificially inflated, and paying illegal commissions to unlicensed brokers to sell USLG’s shares. On June 29, 2023, a second superseding indictment was filed in the case naming additional defendants not affiliated with USLG and making additional allegations against Mr. Spivak, including engaging in a conspiracy to obstruct justice and making false declarations before the court. We have been advised that Mr. Spivak and Ms. Smirnova have pled not guilty, vehemently deny the charges, and are defending themselves aggressively.

USLG was not named in the indictment and is not involved in any reportable legal proceedings.

Item 1A. Risk Factors.

Please refer to the risk factors listed under “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for information relating to certain risk factors applicable to USLG.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2023, we issued 56,250 unregistered shares of our common stock for compensatory purposes as described in more detail below.

On June 30, 2023, we issued a total of 22,500 unregistered shares to three of our Mig Marine employees as a bonus reflecting their contribution to the company during the first quarter of 2023. The issuance of bonus shares to our employees was exempt from registration under Section 4(a)(2) of the Securities Act.

On June 30, 2023, we issued 10,000 unregistered shares to an accredited outside consultant for assistance with workplace related compliance matters provided to USLG during the first and second quarters. The issuance of shares for consulting services was exempt from registration under Section 4(a)(2) of the Securities Act.

On June 30, 2023, we issued 23,750 unregistered shares to an accredited former employee of the company for reimbursement of $2,375 of USLG expenses he previous paid for while employed by USLG. The issuance of shares to reimburse the former employee was exempt from registration under Section 4(a)(2) of the Securities Act.

On June 8, 2023, we purchased 10,000 shares of our common stock from a private investor for $2,500. We purchased the shares directly from the investor in a private transaction at the request of the investor. We did not purchase any of our shares in the market during the second quarter and currently have no further plans to repurchase any of our shares.

Item 3. Defaults Upon Senior Securities.

During the quarter ended June 30, 2023, USLG was not in material default with respect to any of its material indebtedness.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended June 30, 2023.

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

US Lighting Group, Inc.

August 15, 2023	/s/ Anthony Corpora
By Anthony Corpora, Chief Executive Officer (Principal Executive Officer)

August 15, 2023	/s/ Donald O. Retreage, Jr.
By Donald O. Retreage, Jr., Chief Financial Officer (Principal Financial Officer)

August 15, 2023	/s/ Michael A. Coates
By Michael A. Coates, Corporate Controller (Principal Accounting Officer)