Form 10-Q
period 2023-09-30
U.S. Lighting Group, Inc.
filed 2023-11-21
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 102,786,188 shares of common stock outstanding on November 17, 2023.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

US LIGHTING GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current Assets:
Cash	$4,116	$124,529
Accounts receivable	116,017	5,950
Prepaid expenses and other current assets	87,602	87,174
Inventory	$118,574	$200,162

Total Current Assets	326,309	417,815

Property and equipment, net	2,677,255	2,298,107
Total Assets	$3,003,564	$2,715,922

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$903,082	$607,647
Accrued expenses	183,854	111,223
Accrued payroll to a former officer	125,167	125,167
Deferred revenue	79,498	—
Loan payable– current portion	41,428	140,905
Loans payable, related party	412,086	176,000
Total Current Liabilities	1,745,115	1,160,942

Loans payable, net of current portion	300,231	300,351
Loans Payable, related party	7,171,904	7,004,629
Total Liabilities	$9,217,250	$8,465,922

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 102,786,188 shares issued and outstanding	10,494	10,209
Additional paid-in-capital	20,098,247	19,771,111
Accumulated deficit	(26,322,427)	(25,531,320)
Total Shareholders’ Equity	(6,213,686)	(5,750,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,003,564	$2,715,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2023	2022	2023	2022
Sales	$755,152	$516,000	$3,092,722	$641,000
Cost of goods sold	688,585	528,000	2,210,820	754,000
Gross profit (loss)	66,567	(12,000)	881,902	(113,000)

Operating expenses:
Selling, general and administrative expenses	652,467	526,000	1,602,009	1,134,000
Product development		78,000		123,000
Total operating expenses	652,467	604,000	1,602,009	1,257,000

Loss from operations	(585,900)	(616,000)	(720,107)	(1,370,000)

Other income (expense):
Other income (expense), net	—	(4,000)	—	60,000
Unrealized gain (loss)	—	(32,000)	—	(288,000)
Realized Gain (loss)	—	18,000	—	(18,000)
Interest income	301	1,000	1,099	4,000
Interest expense	(55,236)	(40,000)	(72,100)	(56,000)
Gain on disposal of fixed assets	—	10,000	—	23,000
Total other income (expense)	(54,935)	(47,000)	(71,001)	(275,000)

Net income (loss)	$(640,835)	$(663,000)	$(791,108)	$(1,645,000)

Basic income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Diluted income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic	99,063,716	97,848,735	99,063,716	97,982,618
Weighted average common shares outstanding, diluted	99,063,716	97,848,735	99,063,716	97,982,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	—	$—	97,934,825	$10,209	$19,771,111	$(25,531,320)	$(5,750,000)
Sale of Common Stocks	—	—	1,675,000	167	167,332	—	167,500
Net Income (Loss)	—	—	—	—	—	(154,729)	(154,729)
Balance, March 31, 2023	—	—	99,609,825	10,376	19,938,443	(25,686,049)	(5,737,230)
Sales of Common Stocks	—	—	—	—	—	—	—
Stock issued for services & compensations	—	—	56,250	6	5,619	—	5,625
Net Loss	—	—	—	—	—	4,456	4,456
Balance, June 30, 2023	—	$—	99,666,075	$10,382	$19,944,062	$(25,681,593)	$(5,727,149)
Sales of Common Stocks	—	—	1,120,113	112	15,890	—	16,002
Stock issued for services & compensation	—	—	—	—	12,000	—	12,000
Forgiveness of accrued interest on shareholder loan	—	—	—	—	126,296	—	126,296
Net Income (Loss)	—	—	—	—	—	(640,835)	(640,835)
Balance, September 30, 2023			102,786,188	10,494	20,098,247	(26,322,428)	(6,213,686)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	—	$—	97,848,735	$10,000	$17,678,000	$(16,423,000)	$1,265,000
Net Loss	—	—	—	—	—	(582,000)	(582,000)
Balance, March 31, 2022	—	—	97,848,735	10,000	17,678,000	(17,005,000)	683,000
Net Loss	—	—	—	—	—	(400,000)	(400,000)
Balance, June 30, 2022	—	$—	97,848,735	$10,000	$17,678,000	$(17,405,000)	$283,000
Sale of Common Stocks	—	—	800,000	—	80,000	—	80,000
Forgiveness of related party debt	—	—	—	—	1,761,000	—	1,761,000
Acquisition of Mig Marine	—	—	—	—	—	(6,878,000)	(6,878,000)
Net Loss	—	—	—	—	—	(663,000)	(663,000)
Balance September 30, 2022		$—	98,648,735	$10,000	$19,519,000	$(24,946,000)	$5,417,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$(791,108)	$(1,645,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	142,319	139,000
Stock issued for services & compensation	17,625	—
Realized Gain (loss) from investments	—	18,000
Unrealized Gain (loss) from investments	—	288,000
Changes in Operating Assets and Liabilities:
Accounts receivable	(110,067)	(32,000)
Inventory	81,588	(112,000)
Prepaid expenses and other assets	15,572	84,000
Accounts payable	295,435	264,000
Accrued expenses	72,633	—
Customer advanced payments		(10,000)
Deferred revenue	79,498	—
Accrued payroll to a former officer	—	(411,000)
Net cash used in (provided by) operating activities	(196,505)	(1,417,000)

Cash Flows from Investing Activities:
Purchase of property and equipment	(521,467)	(308,000)
Sale of Fixed Assets	—	35,000
Proceeds from investments	—	1,341,000
Net cash used in investing activities	(521,467)	1,068,000

Cash Flows from Financing Activities:
Proceeds from sale of common stock	167,500	80,000
Proceeds from loans payable	18,296	—
Proceeds from notes payable, related party	548,670	561,000
Payment of loans payable	(117,893)	(105,000)
Payments on notes payable related party	(19,014)	(411,000)
Net cash provided by (used in) financing activities	597,559	125,000

Net change in cash	(120,413)	(224,000)
Cash beginning of period	124,529	289,000
Cash end of period	$4,116	$65,000

Supplemental Cash Flow Information:
Interest paid	$72,100	$430,000
Taxes paid	$—	$—

Non-cash Financing Activities:
Proceeds from sale of common stock receivable	$16,000	$—
Forgiveness of accrued interest on shareholder loan	$126,295	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 1 – ORGANIZATION

US Lighting Group, Inc. (the "Company") is a parent company comprised of four subsidiaries - Cortes Campers, LLC, a brand of high-end molded fiberglass campers, Futuro Houses, LLC, which is focused on design and sales of molded fiberglass homes, Fusion X Marine, LLC, a high-performance boat designer, and MIG Marine Corporation, a composite manufacturing company that produces proprietary molded fiberglass products for our other business lines.

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

On January 12, 2022, we formed Futuro Houses, LLC, a Wyoming company, to design, market and distribute molded fiberglass homes. Throughout 2022, Futuro Houses engaged in engineering and development of our first "UFO" themed home model inspired by the original Futuro house designed by Finnish architect Matti Suuronen.

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

As of September 30, 2023, our revenue was driven by shipments of fiberglass campers marketed under Cortes Campers.

The Company is a Florida corporation founded in 2003. We are headquartered in Euclid, Ohio.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending September 30, 2023 and not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There was $0 and $0 of cash equivalents as of the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively, held in the Company’s investment account.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Cortes Campers, LLC, Fusion X Marine, LLC, Futuro Houses, LLC and Mig Marine Corp. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied.

Unit Sales

The Company’s primary source of revenue is generated through the sale of molded fiberglass campers and homes (units). Unit sales are recognized at a point- in-time when the performance obligation is satisfied and control of the promised goods or services is transferred to the customer, which generally occurs when the unit is shipped to or picked-up from our facility by the customer. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods or services. Unit payment terms include deposits payable prior to delivery or on terms of 60 days or less post-delivery.

Net sales include shipping and handling charges billed directly to customers. Any shipping and handling costs that occur after the transfer of control are treated as fulfillment cost that are accrued when control is transferred. We also have made an accounting policy election to exclude from revenue sales and usage-based taxes collected.

Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit's intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Dealer Arrangement Fees

Beginning in 2023, the Company began to enter into certain arrangements with dealers providing exclusive selling rights for geographic territories. The arrangements typically include provisions that in exchange for the territory rights, dealers pay an initial up-front one-time only fee. Subject to meeting minimum unit sale levels on an annual basis, the arrangement automatically renews for an additional year with no additional fee.

The intellectual property subject to the exclusive territory rights is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The dealer arrangements are highly interrelated with the Company’s performance obligations to produce future units, further develop the brand and provide training and support to dealers and as such are considered to represent a single performance obligation.

The Company recognizes dealer territory fees over the expected term of the arrangement which includes estimated annual renewal periods. Changes in the estimate of renewal periods are accounted for prospectively from the period of the change in estimate by adjusting the remaining unrecognized revenue over the remaining estimated term. As these fees are typically received in cash at or near the execution of the arrangement, the cash received is initially recorded as a contract liability in deferred revenue until recognized as revenue over time.

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

During the nine months ended September 30, 2023, the Company recognized a net loss of $791,108 and cash used in operating activities was $192,505. As the Company further develops its products and markets, the Company may need to raise additional capital or borrow additional funds to support increasing levels of working capital until it is able to generate sufficient revenues.

Management plans to generate increasing revenues and as needed raise additional capital or borrow additional funds in order to provide liquidity and fund increasing levels of working capital to continue operations as a going concern. However, there is no assurance the Company will be successful in accomplishing its plans. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – SALE OF ASSETS

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

As a result of the Company’s purchase of mutual fund assets, the Company could have been deemed to be an “investment company” under the Investment Company Act of 1940 (the “Investment Company Act”). However, the Company did not intend to be an investment company and never intended to be engaged in the business of investing, reinvesting, owning, holding or trading in securities. Based on these facts, the Company relied on Rule 3a-2 under the Investment Company Act, which provides an exclusion from the definition of “investment company” for issuers meeting certain criteria. The Company endeavored to ensure that it was compliant with the conditions for relying on this rule within the time period permitted by Rule 3a-2. To comply with this exclusion, the Company has liquidated all of the mutual fund assets and no longer owns securities having a value exceeding 40% of the value of the Company’s total assets on an unconsolidated basis. This course of action was approved and authorized by the Company’s board of directors by unanimous written consent on August 17, 2021. As of December 31, 2022, and September 30, 2023, the Company did not own any securities.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment for continuing operations consists of the following on September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Building and improvements	$676,025	$664,183
Land	96,000	96,000
Vehicles	146,893	146,893
Office equipment	18,421	18,421
Production molds and fixtures	1,408,160	1,095,758
Tooling and fixtures	686,553	462,570
Other equipment	22,322	72,059
Furniture and fixtures	5,628	4,746
Construction in progress	21,475	—
Total property and equipment cost	3,081,478	2,560,630
Less: accumulated depreciation and amortization	(404,223)	(262,523)
Property and equipment, net	$2,677,255	$2,298,107

NOTE 6 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s former CEO voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s former CEO was $125,167 as of September 30, 2023, and December 31, 2022. Deferral of wages ended on August 9, 2021, when the Company’s former CEO resigned from that position.

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at September 30, 2023 and December 31, 2022:

	2023	2022
Loan payable to officers/shareholders (a)	$7,583,989	$7,054,333
Loan Payable to related party - past due (b)	—	126,296
Total loans payable to related parties	7,583,989	7,180,629
Loan payable to related party, current portion	(412,086)	(176,000)
Total loans payable to related parties, long-term	7,171,904	7,004,629

a.

On August 5, 2022, the Company acquired Mig Marine and issued a 6.25% interest bearing note in the amount of $6,878,333; the note is payable to its majority shareholder, Paul Spivak. During the fourth quarter of 2022, there was a loan for $100,000 from Mr. Spivak and another for $76,000 from the Company’s current President & CEO; both these loans are non-interest-bearing loans.

To help address the Company’s capital needs to expand Cortes Campers production, Anthony R. Corpora, our chief executive officer, and Michal A. Coates, corporate controller, generously volunteered to take out personal loans and make those funds available to the Company. The Company entered into promissory notes with each of Messrs. Corpora and Coates reflecting these loans as follows:

On July 17, 2023, executed an unsecured promissory note with Anthony R. Corpora for $97,920 terms were for 84 months at 14.49%.

On July 17, 2023, executed an unsecured promissory note with Michael A. Coates for $50,000 terms were for 60 months at 11.42%.

On August 17, 2023, executed an unsecured promissory note with Anthony R. Corpora for $89,000 terms were for 48 months at 18.36%.

On August 29, 2023, executed an unsecured promissory note with Michael A. Coates for $75,000 terms were for 60 months at 13.35%.

On September 29, 2023, executed an unsecured promissory note with Michael A. Coates for $77,250 terms were for 84 months at 19.49%.

b.	On August 5, 2022, we acquired Mig Marine from Paul Spivak, our former CEO and a significant shareholder. We paid for Mig Marine with a deferred deposit and a $6,195,000 promissory note. We failed to make required payments under the note in 2022 and 2023, and as a result were in default. However, Mr. Spivak forgave the default, waived all interest due on the note for 2022 and 2023, and agreed to defer all payments of the deposit and under the note to January 2024. As Spivak is a related party and majority shareholder of the Company, $126,295 of interest accrued as of December 31, 2022, has been treated as an in-substance capital contribution in 2023.

Loan payments to related parties were made through a combination of direct payments to the noteholder and instructions from the noteholder to pay obligations to others on their behalf.

NOTE 8 – LOANS PAYABLE

Loans payable consisted of the following:

	September 30,	December 31,
	2023	2022
Real Estate loan (a)	$257,062	$259,450
Vehicle loans (b)	48,826	59,671
Working capital (c)	35,771	122,135
Total loans payable	341,659	441,256
Loans payable, current portion	(41,428)	(140,905)
Loans payable, net of current portion	$300,231	$300,351

a.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $265,339 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company, the Company’s former CEO, and secured by the Company’s real estate.

b.	The Company purchases vehicles for employees and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on two vehicles was $59,671 on December 31, 2022, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%. The loan balance on September 30, 2023, was $48,826.

c.

On November 7, 2022, the Company entered into a $150,000 term loan with Fresh Funding related to the working capital for the production of campers. The loan requires weekly payments of $3,981 over the term of 12 months, has an interest rate of 38% per annum, and is guaranteed by both the Company’s former CEO and the current CEO. The loan balance on December 31, 2022, was $122,135. And as of September 30, 2023 the balance was $19,379.

On May 26, 2023, the Company entered into a $17,200 term loan with North Star Leasing Company for the purchase of a router. The loan requires monthly payment of $475 over the term of 60 months and has an interest rate of 14.58%. The loan balance as of September 30, 2023, was $16,392.

Additional loan was made as follows:

On May 19, 2023, a loan was made with Lending Point in the amount of $30,000 proceeds used for working capital, terms were for 60 months at the rate of 13.49% per annum.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Shares Issued

During the quarter ended September 30, 2023, the Company 120,113 shares of common stock for professional services received, at an average price of $0.10 per share and of 1,000,000 share of common stock at an average price of $0.02 per share.

Summary of Warrants

There were no warrants granted or exercised during the quarter ended September 30, 2023. Warrants for the period ended September 30, 2023, are $0.

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

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2023, and December 31, 2022, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2023, and December 31, 2022, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2018 through 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

NOTE 11 – LEGAL PROCEEDINGS

There were no reportable legal proceedings initiated during the quarter ended September 30, 2023.

NOTE 12 – SUBSEQUENT EVENTS

On November 3, 2023, the Company secured a $120,750 note from 1800 Diagonal Lending LLC, to use for inventory purchasing. The note bears a one-time interest charge and ongoing interest rate of twelve (12%). Nine monthly payments of $15,027 commence on December 15, 2023, with eight (8) subsequent payments each month thereafter.

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

Although we believe that the expectations, estimates and projections reflected in the forward-looking statements in this report are based on reasonable assumptions when they were made, we cannot assure you that these expectations, estimates and projections will be achieved. We believe the forward-looking statements in this report are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations. Future events and actual results may differ materially from those discussed in the forward-looking statements. Some of the factors that could cause actual results to differ materially from our expectations are discussed Risk Factors beginning on page 4 of our prospectus dated September 18, 2023 and filed with the Securities and Exchange Commission on that date.

Overview

Unless the context otherwise requires, references in this report to “USLG,” the “company,” “we,” “us” and “our” refer to US Lighting Group, Inc. and its wholly-owned subsidiaries.

We are an innovative composite manufacturer utilizing advanced fiberglass technologies in growth sectors such as high-end recreational vehicles (RVs), prefabricated off-grid houses, and high-performance powerboats. We derive expertise and inspiration from the marine industry, where the harshest conditions are expected and met with superior engineering and the latest in composite technology. Molded fiberglass products are exceptionally strong, lightweight and durable. Composite materials are also corrosion resistant and provide efficient insulation, making them attractive for both outdoor enthusiasts and residential housing needs. Molded construction allows for the creation of irregular, unusual or circular objects, which permits the innovative shapes and features of our products. As of September 30, 2023, our revenue was driven by shipments of fiberglass campers marketed under the Cortes Campers brand.

Cortes Campers designs and manufactures high-end molded fiberglass RV travel trailers and campers designed for comfort, style and durability. We utilize superior quality materials and fiberglass construction resulting in significantly stronger, more durable and lighter weight products. Cortes Campers’ first product is the Cortes 17, a 17-foot long single axle tow-behind molded fiberglass camper. In the second quarter of 2023, we introduced a new floorplan, Cortes 16, which has expanded sleeping capacity with a king size bed. We are currently developing additional models, including a larger, family-oriented all composite 22-foot travel trailer. Cortes Campers has established a network of professional RV dealerships to market and distribute its products. As of September 30, 2023, Cortes Campers are available through 38 dealer locations in US and Canada.

Recognizing that we could utilize many of the same technologies and manufacturing processes we have perfected for the Cortes Campers line of RVs to make small, prefabricated homes, we began exploring the market in early 2022. The international tiny-house movement has gained new relevance in the recent years as the quest for off-grid, rugged, prefabricated homes has entered the mainstream and was further fueled by the COVID-19 pandemic. We named our modular housing line Futuro Houses after the Futuro Pod, the iconic “UFO house” designed by Finnish architect Matti Suuronen, of which fewer than one hundred were built during the late 1960s and early 1970s. Our first home design is an update of the original Futuro utilizing modular construction and fiberglass for structural integrity and energy efficiency and designed to address modern residential requirements in a 600-square-foot living space. The Futuro can also serve as a commercial structure as it is currently available as a “shell kit” to be outfitted by consumers to meet their needs. We exhibited the Futuro house at the Cleveland Home & Remodeling Expo in March 2023, signed our first distributor in New York, and sold our first home in May 2023. During the third quarter, we developed and built the first prototype of our FH-200 model, a fiberglass tiny home with 200 square feet of living space. We are currently exploring market opportunities for the FH-200 with various municipal governments seeking to provide housing for disadvantaged communities.

In early 2021, we formed Fusion X Marine to design, manufacture and distribute high-performance speed boats utilizing advanced fiberglass composites. Our first boat model is the X-15, a miniature speed boat designed for rental sites and excursions, as well as to serve as an entry-level boat for first time buyers. Tooling and molds have been developed for this model and the X-15 is expected to go into production in the fourth quarter of 2023. The similarly styled X-27 is a 27-foot fiberglass V-hull speedboat and is designed for speed and superior maneuverability. The tooling and molds for the X-27 are currently under development and the model is not yet available for pre-orders. As of September 30, 2023, Fusion X Marine has not generated revenue for us.

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

Recent Events

Cortes Campers participated in the 2023 RV Show in Hershey, Pennsylvania in partnership with its dealer, Liberty RV of Gettysburg, Pennsylvania. The event, aptly titled “America’s Largest RV Show,” included nearly 1,500 vehicles from approximately 35 manufacturers and ran from September 13-17, 2023 at the Giant Center in Hershey; thousands of customers, dealers, and interested parties visited the show. We then exhibited products at the Elkhart RV Dealer Open House from September 25-27 in Elkhart, Indiana. This event, dubbed the “Largest RV Dealer Show on Earth,” showcased our Cortes Campers RVs for distributors from across North America.

Company History

The company was originally incorporated in the State of Florida on October 17, 2003, under the name Luxurious Travel Corp. Initially the company developed hotel booking software, but subsequently exited that business. On July 13, 2016, we acquired a company named US Lighting Group, Inc. (founded in 2013) and changed our corporate name to US Lighting Group, Inc. on August 9, 2016. At the time, the company designed and manufactured commercial LED lighting. Ultimately, we decided to exit the LED lighting market, which was being negatively impacted by inexpensive import products, and enter new business lines focused on recreational products manufactured from advanced composite materials.

Results of Operations for the Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022

Sales

Total unit sales from operations for the quarter ended September 30, 2023 were $705,152, compared to 516,000 in the third quarter of 2022, an increase of $189,122. We believe that the decrease in expected sales is the result of the overall general decline for the RV industry as a whole. Results for the RV Industry Association’s September 2023 survey of manufacturers found that total RV shipments ended the month with 24,700 units, a decrease of 12.9% compared to the 28,363 units shipped in September 2022. Year to date, RV shipments are down 42.8% with 238,121 units. The introduction of our latest model, the Cortes 16, in July, required general production adjustments that also impacted our unit production rate. Our R&D focus is currently on the next Cortes model, the Cortes 22, which has an anticipated release date of late 2023.

Cost of Goods Sold

Cost of goods sold from for the quarter ended September 30, 2023, were $688,585, compared to $528,000 for the third quarter of 2022. The increased cost of goods sold relates to the year over year increases in camper sales by Cortes Campers.

Operating Expenses

Selling, general and administrative expenses were $652,467 for the quarter ended September 30, 2023, compared to $526,000 for the third quarter of 2022, an increase of $126,467, or 24%. The increase over the prior year can be attributed to increased personnel costs associated with Cortes Campers and the cost of being a public company.

We had no product development costs for the quarters ended September 30, 2023, compared to $78,000 as of September 30, 2022.

Other Income/Expense

During the quarter ended September 30, 2023, we had total other expense of $54,936, compared to $47,000 for the third quarter of 2022.

Net Loss

As a result of the factors discussed above, we had a net loss of $640,835 for the quarter ended September 30, 2023, compared to a net loss of $663,000 for the third quarter of 2022.

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Sales

Total unit sales from operations for the nine months ended September 30, 2023, were $2,972,220, compared to $641,000 for the nine months ended September 30, 2022, an increase of $2,331,220. The increase in sales is attributed to new Cortes Campers sales. For year-to-date, sales also includes $120,502 from Futuro dealer licensing fees.

Cost of Goods Sold

Cost of goods sold for the nine months ended the September 30, 2023, were $2,210,820, compared to $754,000 for the nine months ended the September 30, 2022. The cost of goods sold for 2023 relates to increased camper sales by Cortes Campers.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) from continuing operations were $1,602,009 for the nine months ended September 30, 2023, compared to $1,134,000 for the first nine months of 2022, an increase of $468,009, or 41%. The increase over the prior year can be attributed to increased personnel costs associated with expanded Cortes Campers and higher professional fees related to reporting as a public company.

We had product development costs of $123,000 for the nine months ended September 30, 2022.

Other Income/Expense

During the nine months ended September 30, 2023, we had total other expense of $71,002, all relating to interest expense. This compares to $275,000 for the first nine months of 2022, which included, unrealized loss of $288,000, realized loss from investments of $18,000, interest income of $4,000, interest expenses of $56,000 and gain on disposal of fixed assets of $23,000.

Net Loss

As a result of the factors discussed above, we had a net loss of $791,108 for the nine months ended September 30, 2023, compared to a net loss of $1,645,000 for the first nine months of 2022. Our overall net loss decreased mainly due to increased revenues.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2023, was $196,505, compared to net cash used in operating activities of $1,417,000 for the nine months of 2022.

Net cash used in investing activities was $521,467 for the nine months ended September 30, 2023, compared to $1,068,000 provided by investing activities for the nine months of 2022. The difference is primarily due to the sale of fixed assets of $35,000 for the nine months of 2022 and proceeds of $1,341,000 received from trading securities.

Net cash provided by financing activities for the nine months ended September 30, 2023, was $597,559, which included proceeds of $167,500 received from the sale of common stock and proceeds of $566,966 from loans payable and related party loans. Total loan payments were $136,907. Net cash provided by financing activities for the third quarter of 2022 was $125,000, which included proceeds of $80,000 from the sale of common stock, $561,000 from proceeds of notes payable to related parties, $105,000 as payment of loans payable and $411,000 for payments on notes payable to related parties.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a full discussion of our critical accounting policies. The Company has amended and replaced its previously disclosed accounting policy for revenue recognition with that in Note 1 to the accompanying footnotes to the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because USLG is a “smaller reporting company” as defined by the Securities and Exchange Commission we are not required to provide additional market risk disclosure.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, at the time the Original Quarterly Report was filed, our Chief Executive Officer and Chief Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, and concluded that our disclosure controls and procedures were effective. After filing the March 31, 2023 Form 10-Q, while preparing this report, the Company identified a material weakness in internal control over financial reporting as described below. As a result, our Chief Executive Officer and Chief Financial Officer have re-evaluated the disclosure controls and procedures and concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as of September 30, 2023, due to the material weakness in internal control over financial reporting as described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting as of September 30, 2023 that prevented us appropriately determining the required revenue recognition accounting treatment for fees received from Futuro Houses dealer territory agreements, which was a new type of transaction for the Company beginning in 2023.

Remediation Plan

With oversight from the Board of Directors and input from management, the Company has begun designing and implementing changes in processes and controls to remediate the material weakness described above and to enhance our internal control over financial reporting, including a control to review types of transactions we are encountering for the first time and more extensively evaluating the applicable accounting guidance including where applicable seeking outside advisory services to assist us in that evaluation.

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There were no reportable legal proceedings initiated, or material events in previously reported legal proceedings, during the third quarter.

Item 1A. Risk Factors.

Please refer to the risk factors listed under Risk Factors beginning on page 4 of our prospectus dated September 18, 2023 and filed with the Securities and Exchange Commission on that date for information relating to certain risk factors applicable to USLG.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2023, we issued 120,113 unregistered shares of our common stock valued at an average of approximately $0.10 a share to our corporate law firm for legal services provided to USLG during the first half of the year. The issuance of shares to our law firm was exempt from registration under Section 4(a)(2) of the Securities Act.

On July 14, 2023, we entered into a common stock purchase agreement with Alumni Capital LP establishing an equity line pursuant to which Alumni agreed to purchase up to $1.0 million of our common stock. As required by the purchase agreement, on September 1, 2023 we filed a registration statement to register the resale of any shares we sell to Alumni. The registration statement was declared effective on September 15, and on September 28 we sold Alumni 1.0 million shares of common stock for $0.016 a share, or $16,000 in the aggregate. We used the sale proceeds for general working capital purposes. The per share purchase price that Alumni paid for our shares pursuant to the purchase agreement is based on the trading price of our shares and is equal to 80% of the lowest traded price of our stock during the six business days prior to the date the sale of the shares closes. Because we were required to deliver the shares to Alumni before Alumni paid for them, Alumni sold shares in the market during the pricing period, driving down the price that they were then required to pay for the shares. Based on Alumni’s handling of the first closing, we do not currently plan to draw on the equity line again and sell any additional shares to Alumni. The issuances of shares to Alumni was exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

During the quarter ended September 30, 2023, USLG was not in material default with respect to any of its material indebtedness.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended September 30, 2023.

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

US Lighting Group, Inc.

November 21, 2023	/s/ Anthony Corpora
By Anthony Corpora, Chief Executive Officer (Principal Executive Officer)

November 21, 2023	/s/ Donald O. Retreage, Jr.
By Donald O. Retreage, Jr., Chief Financial Officer (Principal Financial Officer)

November 21, 2023	/s/ Michael A. Coates
By Michael A. Coates, Corporate Controller (Principal Accounting Officer)