Form 10-Q/A
period 2023-03-31
U.S. Lighting Group, Inc.
filed 2023-11-28
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

US Lighting Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Original Form 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2023.

Background of Restatement

On November 15, 2023, the Company filed a Current Report on Form 8-K disclosing that the March 31, 2023 and June 30, 2023 financial statements included in the Company’s Quarterly Reports on Form 10-Q (the “Original Financial Statements”) should no longer be relied upon.

While preparing the financial statements as of and for the quarter ended September 30, 2023, the Company determined that it was necessary to reassess its revenue recognition policy with respect to the accounting treatment for $200,000 in fees the Company recognized as revenue in March 2023 related to Futuro Houses dealer territory agreements. In its reassessment, the Company concluded that such fees represent a symbolic intellectual license and pursuant to ASC 606, Revenue from Contracts with Customers, should be recognized over the expected term of the dealer agreements instead of at the time of receipt in the first quarter. As a result of the misapplication of ACS 606, our previously issued financial statements for the first quarter of 2023 contained an error, overstating revenue by $179,498 in the statement of operations and understating deferred revenue in the balance sheet by the same amount. Our previously issued financial statements as of and for the six months ended June 30, 2023 continued this error, overstating revenue by $129,498 in the statement of operations and understating deferred revenue in the balance sheet by the same amount. These dealer territory agreements were only first entered into by the Company in 2023 and as a result there is no effect on the Company’s financial statements in 2022 or earlier periods.

Internal Control Considerations

The Company has also concluded that because the controls surrounding the financial reporting process did not operate effectively and resulted in the failure to detect the misstatement, the deficiency is a material weakness in the Company’s internal control over financial reporting, resulting in a material error in the Original Financial Statements.

Items Amended in this Amended Quarterly Report

For the convenience of the reader, this Amendment No. 1 sets forth the information in the Original Form 10-Q in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. The following sections in the Original Form 10-Q are revised in this Amendment No. 1 to reflect this restatement:

●	Part I, Item 1. Financial Information

●	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part I, Item 4. Controls and Procedures

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from its Chief Executive Officer and its Chief Financial Officer.

Except as described above, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the Original Form 10-Q and does modify or update the disclosures therein, except to reflect matters related to the restatement noted above.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	As Restated (Unaudited)
ASSETS
Current Assets:
Cash	$45,843	$124,529
Accounts receivable	162,657	5,950
Prepaid expenses and other current assets	80,920	87,174
Inventory	188,666	200,162
Total Current Assets	478,086	417,815

Property and equipment, net	2,443,506	2,298,107
Total Assets	$2,921,592	$2,715,922

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$661,309	$607,647
Accrued expenses	61,735	111,223
Accrued payroll to a former officer	125,167	125,167
Deferred revenue	179,498	—
Loan payable– current portion	104,499	140,905
Loans payable, related party	352,296	176,000
Total Current Liabilities	1,484,504	1,160,942

Loans payable, net of current portion	295,984	300,351
Loans Payable, related party	6,878,333	7,004,629
Total Liabilities	$8,658,821	$8,465,922

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 101,609,825 shares issued and outstanding	10,376	10,209
Additional paid-in-capital	19,938,444	19,771,111
Accumulated deficit	(25,686,049)	(25,531,320)
Total Shareholders’ Equity	(5,737,229)	(5,750,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,921,592	$2,715,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended March 31,
	2023 Restated	2022
Sales	$1,025,737	$76,000
Cost of goods sold	701,319	68,000
Gross profit	324,418	8,000

Operating expenses:
Selling, general and administrative expenses	472,349	266,000
Product development costs	—	—
Total operating expenses	472,349	266,000

Income (loss) from operations	(147,931)	(258,000)

Other income (expense):
Other income, net	—	15,000
Unrealized loss	—	(157,000)
Realized gain	—	31,000
Interest income	249	2,000
Interest expense	(7,046)	(5,000)
Interest expense, related party	—	(4,000)
Total other expense	(6,797)	(118,000)

Net income (loss)	$(154,728)	$(376,000)

Basic income (loss) per share	$0.00	$(0.00)
Diluted income (loss) per share	$0.00	$(0.00)

Weighted average common shares outstanding, basic	98,947,384	97,848,735
Weighted average common shares outstanding, diluted	98,947,384	97,848,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023, AND 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
As Restated
Balance, December 31, 2022	—	$—	99,934,825	$10,209	$19,771,111	$(25,531,321)	$(5,750,000)
Proceeds from sale of common stock	—	—	1,675,000	167	167,332		167,500
Net Profit	—	—	—	—	—	(154,728)	(154,728)
Balance, March 31, 2023	—	$—	101,609,825	$10,376	$19,938,443	$(25,686,049)	$(5,737,229)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	—	$—	98,798,735	$10,000	$17,791,000	$(16,256,000)	$1,545,000
Net Loss	—	—	—	—	—	(376,000)	(376,000)
Balance, March 31, 2022	—	$—	97,848,735	$10,000	$17,791,000	$(69,632,000)	$1,169,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023 As Restated	2022
Cash Flows from Operating Activities
Net Loss	$(154,728)	$(376,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	44,822	19,000
Realized Gain from investments	—	(31,000)
Unrealized Gain from investments	—	157,000
Changes in Assets and Liabilities:
Accounts receivable	(156,706)	—
Inventory	11,496	—
Prepaid expenses and other	6,254	3,000
Accounts payable	38,660	(17,000)
Customer advanced payments	—	(5,000)
Deferred revenue	179,498	—
Accruals	—	(11,000)
Accrued interest on related party loans	(211,964)	4,000
Accrued interest on loans	(49,488)	—
Net cash (used in) operating activities	(292,156)	(257,000)

Cash Flows from Investing Activities:
Purchase of property and equipment	(190,221)	(1,000)
Proceeds trading securities	—	704,000
Net cash (used in) provided by investing activities	(190,221)	703,000

Cash Flows from Financing Activities:
Proceeds from sale of common stock	167,500	—
Proceeds from loans payable	236,191	—
Payment of loans payable	—	(16,000)
Payments on notes payable related party	—	(312,000)
Net cash provided by (used in) financing activities	403,691	(328,000)

Net change in cash	(78,686)	118,000
Cash beginning of period	124,529	286,000
Cash end of period	$45,843	$404,000

Supplemental Cash Flow Information:
Interest paid	$17,071	$317,000

Non-cash Financing Activities:
Offset accounts receivable, related party with notes payable, related party	$—	$—

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

The Company’s previously issued financial statements as of and for the three months ended March 31, 2023, contained an error in the Balance Sheet and Statement of Operations related to the revenue recognition for Dealer Territory arrangements. In the previously issued financial statements, $200,000 of fees from Dealer Territory arrangements were recognized as revenue at a point in time for the three months ended March 31, 2023. Pursuant to ASC 606, Revenue from Contracts with Customers, those fees should have been recognized over the expected term of the arrangement. As a result, revenue was overstated by $179,498 in the Statement of Operations and deferred revenue understated by a corresponding amount in the Balance Sheet as of March 31, 2023. The effects of the correction of the prior period misstatement to the specific line items previously presented in the condensed consolidated financial statement are reflected in the tables below:

	As Previously Reported	Adjustments	As Restated
Balance Sheet:
Deferred revenue	$—	$179,498	$179,498
Current liabilities	1,305,006	179,498	1,484,504
Total liabilities	8,479,323	179,498	8,658,821
Accumulated deficit	(25,506,551)	(179,498)	(25,686,049)
Total Shareholders’ Equity (Deficit)	(5,557,731)	(179,498)	(5,737,229)

Statement of Operations
Sales	$1,205,235	$(179,498)	$1,025,737
Gross profit	503,916	(179,498)	324,418
Income (loss) from operations	31,567	(179,498)	(147,931)
Net income (loss)	24,769	(179,498)	(154,728)

Statement of Cash Flows
Net Income (Loss)	$24,769	$(179,498)	$(154,728)
Deferred revenue	—	179,498	179,498
Net cash used in operating activities	(292,156)	—	(292,156)

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

Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Dealer Arrangement Fees

Beginning in 2023, the Company began to enter into certain arrangements with dealers providing exclusive selling rights for Futuro Houses geographic territories. The arrangements typically include provisions that in exchange for the territory rights, dealers pay an initial up-front one-time only fee. Subject to meeting minimum unit sale levels on an annual basis, the arrangement automatically renews for an additional year with no additional fee.

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

Other

The table below provides the break-out of net sales from unit sales and dealer territory fees recognized in the respective periods:

	Three Months Ended March 31,
	2023	2022
Unit sale (point in time)	$1,005,235	$76,000
Dealer Territory fees (over time)	20,502	—
Net sales	$1,025,737	$76,000

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

During the three months ended March 31, 2023, the Company realized a net loss of $154,728 and cash used for operating activities was $292,156, compared to cash used for operating activities of $257,000 in the prior period. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued.

At March 31, 2023, the Company had cash on hand in the amount of $45,843. Management estimates that the current cash funds and the continued increase in revenues, will be sufficient to continue operations through March 31, 2024.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment for continuing operations consist of the following on March 31, 2023 and December 31, 2022:

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

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following on March 31, 2023 and December 31, 2022:

	2023	2022
Loan payable to officers/shareholders (a)	$7,230,629	$7,054,333
Loan Payable to related party - past due (b)	—	—
Total loans payable to related parties	7,230,629	7,180,629
Loan payable to related party, current portion	(352,296)	(302,296)
Total loans payable to related parties	6,878,333	6,878,333

a.	On August 5, 2022, the Company acquired MIG Marine and issued a 6.25% interest bearing note in the amount of $6,878,333; the note is payable to its majority shareholder, Paul Spivak. During the fourth quarter of 2022, there was a loan for $100,000 from Mr. Spivak and another for $76,000 from the Company’s current President & CEO; both these loans are non-interest-bearing loans.

b.	On August 5, 2022, we acquired Mig Marine from Paul Spivak, our former CEO and a significant shareholder. We paid for Mig Marine with a deferred deposit and a $6,195,000 promissory note. We failed to make required payments under the note in 2022 and the first quarter of 2023, and as a result were in default. However, Mr. Spivak waived the default, waived all interest due on the note for 2022 and 2023, and agreed to defer all payments of the deposit and under the note to January 2024. For more information, please see Note 12 — Subsequent Events.

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

Although we believe that the expectations, estimates and projections reflected in the forward-looking statements in this report are based on reasonable assumptions when they were made, we cannot assure you that these expectations, estimates and projections will be achieved. We believe the forward-looking statements in this report are reasonable; however, you should not place undue reliance on any forward-looking statements, as they are based on current expectations. Future events and actual results may differ materially from those discussed in the forward-looking statements. Some of the factors that could cause actual results to differ materially from our expectations are discussed Risk Factors beginning on page 6 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Restatement of Previously Issued Financial Statements

As discussed in the Explanatory Note to this Amendment No. 1, included in the interim condensed consolidated financial statements, the Company has restated certain information contained in its previously issued unaudited interim condensed financial statements as of and for the period ended March 31, 2023, related to an error in the recognition of revenue related to Futuro Houses dealer territory agreements.

In this Amendment No. 1, the Company has restated the related financial statement line items impacted. In addition, for further information regarding the matters leading to the restatement and related findings with respect to the Company’s disclosure controls and procedures and internal control over financial reporting, refer to Item 4. Controls and Procedures in Part I of this Amendment No. 1.

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

On January 12, 2022, we formed Futuro Houses, LLC to design, marketing and distribute prefabricated molded fiberglass homes. Throughout 2022, Futuro Houses engaged in engineering and development of our first “UFO” themed home model inspired by the original Futuro house designed by Finnish architect Matti Suuronen. The prototype was finished in January of 2023, and as of March 31, 2023 Futuro had reported revenues of $120,502.

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

Results of Operations for the Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022

Sales

Net total sales from continuing operations for the quarter ended March 31, 2023 were $1,025,737, compared to $76,000 the first quarter of 2022, an increase of $949,737. The increase in sales is attributed to $1,005,235 of recreational vehicles (RV) and related components sales through our Cortes Campers subsidiary and $20,502 of revenue from Futuro dealership fees.

Cost of Goods Sold

Cost of goods sold from continuing operations for the quarter ended March 31, 2023 were $701,319, compared to $68,000 for the first quarter of 2022. The cost of goods sold relates to camper sales from the Company’s Cortes Campers subsidiary.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) from continuing operations were $472,349 for the quarter ended March 31, 2023, compared to $266,000 for the first quarter of 2022, an increase of $206,349. The increase over the prior year can be attributed to increased personnel costs associated with the Company’s Cortes Campers Subsidiary.

We had no product development costs for the quarters ended March 31, 2023, and 2022. The Company continues its focus to the RV, marine, composite housing, and electronics sectors.

Other Income/Expense

During the quarter ended March 31, 2023, we had total other expense of $6,797. Total other expense from interest expense for the first quarter of 2022 was $118,000.

Net Loss

We had a net loss of $154,728 for the quarter ended March 31, 2023, compared to a net loss of $376,000 for the first quarter of 2022. Our overall net loss decreased mainly due to the sales of Cortes Campers RVs and related components.

Liquidity and Capital Resources

Changes in Cash Flows

Net cash used in operating activities for the quarter ended March 31, 2023 was $292,156, compared to net cash used in operating activities of $257,000 for the first quarter of 2022.

Net cash used in investing activities was $190,221 for the quarter ended March 31, 2023, compared to $703,000 of cash provided by investing activities for the first quarter of 2022. The difference is primarily due to a very small investment in fixed assets for the first quarter of 2022 and proceeds of $704,000 received from the sale of trading securities as compared with a much larger investment in fixed assets for the first quarter of 2023.

Net cash provided by financing activities for the quarter ended March 31, 2023 was $403,691, which included proceeds of $167,500 received from the sale of common stock and proceeds of $236,191 of loans payable and related party loans. Net cash used in financing activities for the first quarter of 2022 was $328,000, which was mostly for the repayment of loans to related parties.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2022, for a full discussion of our critical accounting policies. In this Amendment No. 1, the Company is amending and replacing its previously disclosed accounting for revenue recognition to the following:

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

Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Dealer Arrangement Fees

Beginning in 2023, the Company began to enter into certain arrangements with dealers providing exclusive selling rights for Futuro Homes geographic territories. The arrangements typically include provisions that in exchange for the territory rights, dealers pay an initial up-front one-time only fee. Subject to meeting minimum unit sale levels on an annual basis, the arrangement automatically renews for an additional year with no additional fee.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, at the time the Original Form 10-Q was filed, our Chief Executive Officer and Chief Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023 and concluded that our disclosure controls and procedures were effective. After filing the Original Form 10-Q, the Company identified a material weakness in internal control over financial reporting as described below. As a result, our Chief Executive Officer and Chief Financial Officer have re-evaluated the disclosure controls and procedures and concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as of March 31, 2023 due to the material weakness in internal control over financial reporting as described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting as of March 31, 2023 that prevented us appropriately determining the required revenue recognition accounting treatment for fees received from Futuro Houses dealer territory agreements, which was a new type of transaction for the Company beginning in 2023.

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

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There were no reportable legal proceedings initiated, or material developments in previously reported legal proceedings, during the first quarter.

Item 1A. Risk Factors.

Please refer to the risk factors listed under “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, for information relating to certain risk factors applicable to USLG.

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

Item 3. Defaults Upon Senior Securities.

On August 5, 2022, we acquired Mig Marine for $6,833,333 from Paul Spivak, our former CEO and a significant shareholder. We paid for Mig Marine with a deferred deposit and $6,195,000 promissory note. As we ramped up our camper business and reinvested revenues in the company, we failed to make any payments under the note in 2022 or the first quarter of 2023, and as a result were in default. Reflecting his faith in USLG and in order to support the operations and continued growth of the company, Mr. Spivak waived the default, waived all interest due on the note for 2022 and 2023, and agreed to defer all payments of the deposit and under the note to January 2024, with the final note payment due December 1, 2028. Mr. Spivak provided the waiver and payment deferral on May 1, 2023, effective retroactively. For more information, please turn to Subsequent Events on page 13.

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

US Lighting Group, Inc.

November 28, 2023	/s/ Anthony Corpora
By Anthony Corpora, Chief Executive Officer (Principal Executive Officer)

November 28, 2023	/s/ Donald O. Retreage, Jr.
By Donald O. Retreage, Jr., Chief Financial Officer (Principal Financial Officer)

November 28, 2023	/s/ Michael A. Coates
By Michael A. Coates, Corporate Controller (Principal Accounting Officer)