Form 10-Q/A
period 2023-06-30
U.S. Lighting Group, Inc.
filed 2023-12-13
CIK 1536394

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

EXPLANATORY NOTE

US Lighting Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Original Form 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2023.

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

US LIGHTING GROUP, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	As Restated (Unaudited)
ASSETS
Current Assets:
Cash	$11,028	$124,529
Accounts receivable	457,842	5,950
Prepaid expenses and other current assets	6,639	87,174
Inventory	88,874	200,162

Total Current Assets	564,383	417,815

Property and equipment, net	2,553,340	2,298,107
Total Assets	$3,117,723	$2,715,922

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$672,385	$607,647
Accrued expenses	82,535	111,223
Accrued payroll to a former officer	125,167	125,167
Convertible notes payable	129,498	—
Loan payable– current portion	124,824	140,905
Loans payable, related party	276,000	176,000
Total Current Liabilities	1,410,409	1,160,942

Loans payable, net of current portion	429,833	300,351
Loans Payable, related party	7,004,629	7,004,629
Total Liabilities	$8,844,871	$8,465,922

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 101,609,825 shares issued and outstanding	10,382	10,209
Additional paid-in-capital	19,944,063	19,771,111
Accumulated deficit	(25,681,593)	(25,531,320)
Total Shareholders’ Equity	(5,727,148)	(5,750,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,117,723	$2,715,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2023 Restated	2022	2023 Restated	2022
Sales	$1,311,833	$49,000	$2,337,570	$125,000
Cost of goods sold	820,916	44,000	1,522,235	112,000
Gross profit	490,917	5,000	815,335	13,000

Operating expenses:
Selling, general and administrative expenses	477,193	325,000	949,542	591,000

Total operating expenses	477,193	325,000	949,542	591,000

Income (loss) from operations	13,724	(320,000)	(134,207)	(578,000)

Other income (expense):
Other income, net	—	79,000	—	94,000
Unrealized gain (loss)	—	(117,000)	—	(274,000)
Realized loss	—	(49,000)	—	18,000
Interest income	549	1,000	798	3,000
Interest expense	(9,818)	(7,000)	(16,864)	(16,000)
Interest expense, related party	—	—	—	—
Gain on disposal of fixed assets	—	13,000	—	13,000
Total other income (expense)	(9,269)	(80,000)	(16,066)	(198,000)

Net income (loss)	$4,455	$(400,000)	$(150,273)	$(776,000)

Basic income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.01)
Diluted income (loss) per share	$—	$—	$—	$—

Weighted average common shares outstanding, basic	98,947,384	97,848,735	97,947,384	97,848,735
Weighted average common shares outstanding, diluted	98,947,384	97,848,735	97,947,384	97,848,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023, AND 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
As Restated
Balance, December 31, 2022	—	$—	99,934,825	$10,209	$19,771,111	$(25,531,321)	$(5,750,000)
Proceeds from sales of Common Stock	—	—	1,675,000	167	167,332		167,500
Net Loss	—	—	—	—	—	(154,728)	(154,728)
Balance, March 31, 2023	—	—	101,609,825	10,376	19,938,443	(25,686,049)	(5,737,229)
Stock Issued for Services & Compensation	—	—	56,250	6	5,619		5,625
Net Income	—	—	—	—	—	4,455	4,455
Balance, June 30, 2023	—	$—	101,666,075	$10,382	$19,944,063	$(25,681,593)	$(5,727,148)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	—	$—	97,848,735	$10,000	$17,791,000	$(16,256,000)	$1,545,000
Net Loss	—	—	—	—	—	(376,000)	(376,000)
Balance, March 31, 2022	—	—	97,848,735	10,000	17,791,000	(16,632,000)	1,169,000
Net Loss	—	—	—	—	—	(400,000)	(400,000)
Balance, June 30, 2022	—	$—	97,848,735	$10,000	$17,791,000	$(17,032,000)	$769,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023 As Restated	2022
Cash Flows from Operating Activities
Net Loss	$(150,273)	$(776,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	85,653	36,000
Stock issued for services & compensation	3,372	—
Realized gain from investments	—	18,000
Unrealized gain from investments	—	274,000
Changes in Assets and Liabilities:
Accounts receivable	(451,892)	—
Inventory	111,228	—
Prepaid expenses and other	80,534	(51,000)
Accounts payable	64,798	(11,000)
Customer advanced payments		67,000
Accrued expenses	129,498	(3,000)
Accrued interest on related party loans	—	4,000
Accrued interest on loans	(28,687)	(290,000)
Net cash used in operating activities	(155,769)	(732,000)

Cash Flows from Investing Activities:
Purchase of property and equipment	(344,258)	(1,000)
Sale of fixed assets	—	35,000
Proceeds from investments	—	988,000
Net cash (used in) provided by investing activities	(344,258)	1,022,000

Cash Flows from Financing Activities:
Proceeds from sale of common stock	173,125	—
Proceeds from loans payable	213,401	—
Payment of loans payable	—	(46,000)
Payments on notes payable related party	—	(411,000)
Net cash provided by (used in) financing activities	386,526	(457,000)

Net change in cash	(113,501)	(167,000)
Cash beginning of period	124,529	286,000
Cash end of period	$11,028	$119,000

Supplemental Cash Flow Information:
Interest paid	$16,864	$430,000
Taxes paid	$—	$—

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

The Company is a Florida corporation founded in 2003. We are located in Euclid, Ohio

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

Restatement of Previously Issued Financial Statements

The Company’s previously issued financial statements as of and for the three and six months ended June 30, 2023, contained an error in the Balance Sheet and Statement of Operations related to the revenue recognition for Dealer Territory arrangements. In the previously issued financial statements, $200,000 of fees from Dealer Territory arrangements were recognized as revenue at a point in time for the three months ended March 31, 2023. Pursuant to ASC 606, Revenue from Contracts with Customers, those fees should have been recognized over the expected term of the arrangement. As a result, revenue was overstated by $129,498 in the Statement of Operations and deferred revenue understated by a corresponding amount in the Balance Sheet as of and for the six months ended June 30, 2023.

The effects of the correction of the prior-period misstatement to the specific line items previously presented in the condensed consolidated financial statements are reflected in the tables below:

	For the Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated
Balance Sheet:
Deferred revenue	—	129,498	129,498
Current liabilities	1,280,913	129,498	1,410,411
Total liabilities	8,715,375	129,498	8,844,873
Accumulated deficit	(25,552,093)	(129,498)	(25,681,593)
Total Shareholders’ Equity (Deficit)	(5,597,650)	(129,498)	(5,727,148)

Statement of Operations
Sales	2,467,068	(129,498)	2,337,570
Gross profit	944,833	(129,498)	815,535
Loss from operations	(4,709)	(129,498)	(134,207)
Net loss	(20,775)	(129,498)	(150,273)

Statement of Cash Flows
Net loss	(20,775)	(129,498)	(150,273)
Deferred revenue	—	129,498	129,498
Net cash used in operating activities	(155,769)	—	(155,769)

	For the Three Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated
Statement of Operations
Sales	1,261,833	50,000	1,311,833
Gross profit	440,917	50,000	490,917
Income (loss) from operations	(36,276)	50,000	13,724
Net income (loss)	(45,545)	50,000	4,455

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

Other

The table below provides the break-out of net sales from unit sales and dealer territory fees recognized in the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unit sale (point in time)	$1,261,833	$49,000	$2,267,068	$125,000
Dealer Territory fees (over time)	50,000	—	70,502	—
Net sales	$1,311,833	$49,000	$2,337,570	$125,000

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

During the six months ended June 30, 2023, the Company recognized a net loss of $150,273 and cash used by operating activities was $155,769, compared to cash used by operating activities of $732,000 in the prior period. Based on current projections, we believe our available cash on-hand, our current efforts to market and sell our products, and our ability to significantly reduce expenses, will provide sufficient cash resources to satisfy our operational needs, for at least one year from the date these financial statements are issued.

At June 30, 2023, the Company had cash on hand in the amount of $11,028. Management estimates that the current cash funds and the continued increase in revenues will be sufficient to continue operations through June 30, 2024.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Building and improvements	$ 676,025	$ 664,183
Land	96,000	96,000
Vehicles	146,893	146,893
Office equipment	18,421	18,421
Production molds and fixtures	1,095,758	1,095,758
Tooling and fixtures	756,695	462,570
Other equipment	87,992	72,059
Furniture and fixtures	5,628	4,746
	21,475	—
Total property and equipment cost	2,904,888	2,560,630
Less: accumulated depreciation and amortization	(351,548)	(262,523)
Property and equipment, net	$ 2,553,340	$ 2,298,107

NOTE 6 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s former CEO voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s former CEO was $125,167 as of June 30, 2023, and December 31, 2022. Deferral of wages ended on August 9, 2021, when the Company’s former CEO resigned from that position.

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following as of June 30, 2023, and December 31, 2022:

	2023	2022
Loan payable to officers/shareholders (a)	$7,154,333	$7,054,333
Loan Payable to related party - past due (b)	126,295	126,296
Total loans payable to related parties	7,280,629	7,180,629
Loan payable to related party, current portion	(276,000)	(176,000)
Total loans payable to related parties	7,004,629	7,004,629

a.	On August 5, 2022, the Company acquired Mig Marine Corp. and issued a 6.25% interest bearing note in the amount of $6,878,333; the note is payable to its majority shareholder, Paul Spivak. During the fourth quarter of 2022, there was a loan for $100,000 from Mr. Spivak and another for $76,000 from the Company’s current President & CEO; both these loans are non-interest-bearing loans.

b.	On August 5, 2022, the Company acquired Mig Marine from Paul Spivak, our former CEO and a significant shareholder, for $6,833,333 pursuant to a stock purchase agreement between Mr. Spivak and USLG. The Mig Marine purchase price was completely financed by Mr. Spivak: pursuant to the purchase agreement a 10% deposit of $638,333 was deferred for one year interest free and was due August 5, 2023; and USLG issued Mr. Spivak a promissory note in the amount of $6,195,000 for the remainder. The note bears interest at the rate of 6.25% per year and had a five-year term with monthly installments of principal and interest due beginning on September 5, 2022, with the final payment on August 5, 2027. As we ramped up our camper business and reinvested revenues in the company, we failed to make any payments under the note, and as a result were in default. Reflecting his faith in USLG and in order to support the operations and continued growth of the company, Mr. Spivak waived the default, waived all interest due on the note for 2022 and 2023, and agreed to defer all payments of the deposit and under the note to January 2024, with the final note payment due December 1, 2028. Mr. Spivak provided the waiver and payment deferral on May 1, 2023, effective retroactively.

Loan payments to related parties were made through a combination of direct payments to the noteholder and instructions from the noteholder to pay obligations to others on their behalf.

NOTE 8 – LOANS PAYABLE

Loans payable for consisted of the following as of June 30, 2023, and December 31, 2022:

	June 30,	December 31,
	2023	2022
Real Estate loan (a)	$257,919	$259,450
Vehicle loans (b)	52,524	59,671
Working capital (c) (d)	244,214	122,135
Total loans payable	554,657	441,256
Loans payable, current portion	(124,824)	(140,905)
Loans payable, net of current portion	$429,833	$300,351

a.	On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $265,339 with interest at 9.49% per annum and due on September 10, 2030. The loan requires one hundred nineteen (119) monthly payments of $2,322, with a final balloon payment on the one hundred twentieth (120) month, or September 10, 2030, of $224,835. The loan is guaranteed by the Company, the Company’s former CEO, and secured by the Company’s real estate.

b.	The Company purchases vehicles for employees and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. The aggregate vehicle loan balance on two vehicles was $59,671 on December 31, 2022, with an original loan period of 72 to 144 months, and interest rates of zero percent to 10.99%.

c.	On November 7, 2022, the Company entered into a $150,000 term loan with Fresh Funding related to the working capital for the production of campers. The loan requires weekly payments of $3,981 over the term of 12 months, has an interest rate of 38% per annum, and is guaranteed by both the Company’s former CEO and the current CEO.

d.	On April 19, 2023, the Company entered into term loan with Lending Point in the amount of $30,000 to be used for working capital. The loan requires 60 monthly payments of $690 and has an interest rate of 13.49% per annum.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Shares Issued for Cash

During the quarter ended June 30, 2023, the Company did not issue any shares of stock for cash.

Summary of Warrants

There were no warrants granted or exercised during the six months ended June 30, 2023.

NOTE 10 – INCOME TAXES

At December 31, 2021, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately$1,500,000 for Federal and state purposes. The carryforwards expire in various amounts through 2041. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized deferred tax assets for this benefit. Section 382 generally limits the use of NOLs and credits following an ownership change, which occurs when one or more 5 percent shareholders increase their ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period” (generally three years).

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2023, and December 31, 2022, the Company did not have a liability for unrecognized tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2023, and December 31, 2022, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2018 through 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

On July 17, 2023, the Company entered into a promissory note with its CEO and President Anthony Corpora for $97,920 to be used as working capital. The note bears an interest rate of 14.49% and requires 84 monthly payments. Also on July 17, 2023, the Company entered into a promissory note with its Controller and Chief Accounting Officer Michael Coates for $50,000 to be used as working capital. The note bears an interest rate of 11.42% and requires 60 monthly payments. Both notes are unsecured “pass through” notes that reflect the terms of personal loans obtained by Messer. Corpora and Coates to fund the Company’s working capital needs.

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

Restatement of Previously Issued Financial Statement

As discussed in the Explanatory Note to this Amendment No. 1, included in the interim condensed consolidated financial statements, the Company has restated certain information contained in its previously issued unaudited interim condensed financial statements as of and for period ended June 30, 2023, related to an error in the recognition of revenue related to Futuro Houses dealer territory arrangements.

In this Amendment No. 1, the Company has restated the related financial statement line items impacted. In additions, for further information regarding the matters leading to the restatement and related findings with respect to the Company’s disclosure controls and procedures and internal control over financial reporting, refer to Item 4. Controls and Procedures in Part I of this Amendment No. 1.

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

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Sales

Total sales for the quarter ended June 30, 2023, were $1,311,833, compared to $49,000 for the second quarter of 2022, an increase of $1,262,833. The increase in sales is attributed to current quarter sales of $1,212,833 of recreational vehicles (RV) and related components sales by Cortes Campers and $50,000 of revenue from Futuro Houses dealer license fees.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2023, were $820,916, compared to $44,000 for the second quarter of 2022. The increase in cost of goods sold relates to camper sales by Cortes Campers.

Operating Expenses

Selling, general and administrative expenses were $477,193 for the quarter ended June 30, 2023, compared to $325,000 for the second quarter of 2022, an increase of $152,193, or 46.8%. The increase over the prior year is attributed to increased personnel costs associated with Cortes Campers.

Other Income/Expense

During the quarter ended June 30, 2023, we had total other expense of $9,269, compared to $80,000 for the second quarter of 2022.

Net Income (Loss)

As a result of the factors discussed above, we had net income of $4,455 for the quarter ended June 30, 2023, compared to a net loss of $400,000 for the second quarter of 2022.

Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Sales

Total sales for the six months ended June 30, 2023, were $2,337,570, compared to $125,000 for the six months ended June 30, 2022, an increase of $2,212,570. The increase in sales is attributed primarily to Cortes Campers sales.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2023, were $1,522,235, compared to $112,000 for the six months ended the June 30, 2022. The increase in cost of goods sold in 2023 relates primarily to the increase in camper sales by Cortes Campers.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) were $949,542 for the six months ended June 30, 2023, compared to $591,000 for the first six months of 2022, an increase of $358,542, or 61%. The increase over the prior year is attributed to increased personnel costs associated with Cortes Campers and professional fees related to reporting as a public company.

Other Income/Expense

During the six months ended June 30, 2023, we had total other expense of $16,066, all relating to interest expense. This compares to $198,000 for the first six months of 2022, which included other income of $94,000, unrealized loss from investments of $274,000, realized loss from investments of $18,000, interest income of $3,000, interest expense of $16,000 and gain on disposal of fixed assets of $13,000.

Net Income (Loss)

As a result of the factors discussed above, we had a net loss $150,273 for the six months ended June 30, 2023, compared to a net loss of $776,000 for the first six months of 2022. Our overall net loss decreased mainly due to increased sales.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2023, was $155,769 compared to $732,000 for the first six months of 2022.

Net cash used in investing activities was $344,258 for the six months ended June 30, 2023, compared to $1,022,000 of cash provided by investing activities for the first six months of 2022. The difference is primarily due to proceeds of $1,023,000 received from trading securities as compared with a much larger investment in fixed assets of $344,258 for the first six months of 2023.

Net cash provided by financing activities for the six months ended June 30, 2023 was $386,526 which included proceeds of $173,125 received from the sale of common stock and proceeds of $213,401 from loans payable. Net cash used in financing activities for the first six months of 2022 was $457,000, which was all for the repayment of loans payable.

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

As required by Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, at the time the Original Form 10-Q was filed, our Chief Executive Officer and Chief Financial Officer carried out evaluations of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, and concluded that our disclosure controls and procedures were effective. After filing the Original Form 10-Q, the Company identified a material weakness in internal control over financial reporting as described below. As a result, our Chief Executive Officer and Chief Financial Officer have re-evaluated the disclosure controls and procedures and concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as of June 30, 2023, due to the material weakness in internal control over financial reporting as described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting as of June 30, 2023 that prevented us appropriately determining the required revenue recognition accounting treatment for fees received from Futuro Houses dealer territory agreements, which was a new type of transaction for the Company beginning in 2023.

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

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Th As previously reported, an indictment was filed on September 16, 2021 and unsealed on October 8, 2021 against Paul Spivak, our former chief executive officer and a major shareholder of the company, Mr. Spivak’s wife, Olga Smirnova, our vice president of finance and administration and a member of our board of directors, and others, alleging fraudulent sales of stock of USLG by Mr. Spivak and others (United States of America v. P. Spivak, O. Smirnova, et al., Case No. L21CR491, United States District Court for the Northern District of Ohio, Eastern Division). The events outlined in the indictment allegedly occurred between June 2016 and June 2021. The alleged acts include issuing favorable press releases to artificially inflate the price of USLG’s stock, selling shares that benefited Mr. Spivak and others while the price was artificially inflated, and paying illegal commissions to unlicensed brokers to sell USLG’s shares. On June 29, 2023, a second superseding indictment was filed in the case naming additional defendants not affiliated with USLG and making additional allegations against Mr. Spivak, including engaging in a conspiracy to obstruct justice and making false declarations before the court. We have been advised that Mr. Spivak and Ms. Smirnova have pled not guilty, vehemently deny the charges, and are defending themselves aggressively.

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

On June 30, 2023, we issued 23,750 unregistered shares to an accredited former employee of the company for reimbursement of $2,375 of USLG expenses he previously paid for while employed by USLG. The issuance of shares to reimburse the former employee was exempt from registration under Section 4(a)(2) of the Securities Act.

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

US Lighting Group, Inc.

December 12, 2023	/s/ Anthony Corpora
By Anthony Corpora, Chief Executive Officer (Principal Executive Officer)

December 12, 2023	/s/ Donald O. Retreage, Jr.
By Donald O. Retreage, Jr., Chief Financial Officer (Principal Financial Officer)

December 12, 2023	/s/ Michael A. Coates
By Michael A. Coates, Corporate Controller (Principal Accounting Officer)