Form 10-K
period 2023-12-31
U.S. Lighting Group, Inc.
filed 2024-04-16
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant include in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the 48,016,875 shares of the registrant’s common stock held by non-affiliates of the registrant was $3,409,198 calculated based on the $0.071 closing price on June 30, 2023

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 102,786,188 shares of common stock outstanding on April 11, 2024.

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

Although we believe that the expectations, estimates and projections reflected in the forward-looking statements in this report are based on reasonable assumptions when they were made, we cannot assure you that these expectations, estimates and projections will be achieved. We believe the forward-looking statements in this report are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations. Future events and actual results may differ materially from those discussed in the forward-looking statements. Some of the factors that could cause actual results to differ materially from our expectations are discussed Risk Factors beginning on page 7.

ii

Part I

Item 1. Business.

In this annual report we refer to US Lighting Group, Inc. and its subsidiaries as USLG, the company, we and our, unless the context requires otherwise.

Overview

We are an innovative composite manufacturer utilizing advanced fiberglass technologies in growth sectors such as high-end recreational vehicles (RVs), prefabricated off-grid houses, and high-performance powerboats. We derive expertise and inspiration from the marine industry, where the harshest conditions are expected and met with superior engineering and the latest in composite technology. Molded fiberglass products are exceptionally strong, lightweight and durable. Composite materials are also corrosion resistant and provide efficient insulation, making them attractive for both outdoor enthusiasts and residential housing needs. Molded construction allows for the creation of irregular, unusual or circular objects, which permits the innovative shapes and features of our products. As of December 31, 2023, our revenue was driven by shipments of fiberglass campers marketed under Cortes Campers brand.

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

Our headquarters are located at 1148 East 222nd Street, Euclid, Ohio, 44117. Our main website is www.USLightingGroup.com.

Cortes Campers

Cortes Campers is our brand of high-end molded fiberglass RV travel trailers and campers designed for comfort, style and durability. We utilize superior quality materials and fiberglass construction resulting in significantly stronger, more durable and lighter weight products.

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

RV Industry Overview

According to Recreational Vehicle Industry Association (RVIA) research, the RV industry has demonstrated growth over the last several years with an unprecedented surge in 2021. However, the RVIA reported 2023 year-end total shipments of 313,200 units, a decline from 2022, which ended with 493,268 units. High interest rates, declining consumer buying power, and built-up inventories led to a sharp reduction in total RV shipments in 2023. Although the 2023 decline was severe, we believe that the industry recovery is underway as downside pressures from the run up in interest rates are subsiding and are expected to continue to dissipate throughout 2024.

RV wholesale shipments are expected to hit 350,000 units in 2024, according to the Spring 2024 issue of RV RoadSigns, the quarterly forecast prepared by ITR Economics for the RV Industry Association. The RVIA 2023 annual report notes that interest in the outdoors and RVing has exploded over the last few years. The median age of new RV buyers has dropped to only 32, and these buyers are more diverse than ever before. RVers are enjoying the health benefits of recreating in nature. The RV industry also continues to be an economic engine, with the latest numbers from the Bureau of Economic Analysis showing that RVing has been the number one contributor to the conventional outdoor recreation economy for two years running.

According to a Facts & Factors research report, the global RV market was estimated at US $51 billion in 2019 and is expected to reach US $77 billion by 2026. Reasons for growth include a general increase in popularity, rising household incomes and new demographics entering the market. The COVID-19 pandemic further fueled interest in RV recreation as more people were able to work remotely. RV trips also became a preferred mode of tourism for many Americans as the pandemic impacted traditional travel. While wholesale shipments of towable RVs declined after lifting of COVID-related restrictions, interest in RVing remains high with campgrounds reporting full utilization over summer 2023 and a third of leisure travelers indicating that they would like to buy an RV.

A recent survey has found that 37% of American leisure travelers, representing 67 million, plan on taking an RV trip this year. Among leisure travelers, who are defined as any US resident who has taken some type of leisure trip in the past year, the top reasons for RV travel are exploring the outdoors and having additional flexibility through remote work or school. While spending time outdoors has consistently remained a top reason for RVing, the number of respondents who cited flexibility in work have increased by 12% in the past year. The survey also showed that finances are a driving reason for people’s plans to take an upcoming RV trip. On average, RV vacations cost 50% less than comparable hotel and plane travel trips and a third less than hotel and car travel trips, making RVing an attractive option for people looking for the freedom to travel while also controlling their travel expenses. The industry continues to experience both private and public sector investments in its infrastructure, particularly installations of pull-through electric vehicle charging stations to meet the needs of RVers today and well into the future.

The most popular RV trip destinations include state and national parks, with the latter remaining the most popular destination among all age groups. However, the highest interest in RVing overall comes from the younger age groups. Surveys indicate that 49% of Generation Z and 48% of Millennials plan to take an RV trip in the next year. Their purchase intent is also higher, with 41% of Generation Z and 35% of Millennials planning to buy an RV in the next year. Among RVers, defined as people who have taken a trip in an RV they rent, own, or borrow in the past twelve months, 50% plan to buy an RV in the next year. This is up 14% from last year.

The increased demand for RV units also fuels innovation as manufacturers seek to satisfy the needs of a new, younger demographic, most of whom are first time buyers. Cortes Campers saw these market trends as an opportunity to introduce lightweight, towable, composite-built campers that feature luxury amenities in a small footprint.

Principal RV Products

Traditional RVs are built using wooden structures and corrugated aluminum shells, also referred to in the industry as “stick and tin” construction, or with aluminum skeleton and fiberglass wall panels also known as “laminated” RVs. While these methods dominate the manufacturing landscape of the industry, traditional RVs are known for frequent structural damage, mold and rot, rapid deterioration, and lack the ability to perform in harsher, colder environments. Additionally, both manufacturing techniques require highly skilled manual labor in such fields as carpentry, wood-working and interior finish.

Molded composite manufacturing, including fiberglass, has been the primary construction process for many high-tech industries such as aerospace, the wind power industry and marine. Composite materials offer unparalleled structural integrity, while being lightweight and resistant to the elements, allowing us to provide an industry-leading seven-year fiberglass warranty. In addition, molded construction utilizes a master mold which consistently yields production units with minimal variances.

Cortes Campers’ first product is the Cortes 17, a 17-foot long single axle tow-behind molded fiberglass camper. The innovative design challenges construction techniques currently used by the RV industry. Drawing from expertise in the marine industry, our unique “no-wood” construction replaces all wood with composite alternatives or corrosion resistant materials, producing a truly durable camper designed to last a lifetime. Other innovations include plug-and-play wiring harnesses, all stainless-steel fasteners, axle-less independent suspension, corrosion resistant chassis, and four-season insulation. Amenities include a gas oven, three-burner cooktop, microwave oven, 8.0 cubic-foot refrigerator, kitchen workstation, bathroom and shower, air conditioner, and LED television, as well as ample storage and many large windows. The Cortes 17 camper sleeps two and is rated at 3,500 pounds maximum towable weight. These amenities are not typically available in competitor campers of this size.

In the second quarter of 2023, Cortes Campers introduced a new floorplan, Cortes 16, which has expanded sleeping capacity with a king size bed. We are currently developing additional models, including larger, family-oriented all composite 22 and 27-foot travel trailers.

We are also developing partnerships with other industry players and offer design and manufacturing services for camper models to be private-labeled and sold under other established industry brands. This will also help bring awareness to the benefits of molded fiberglass construction and its advantages to the end consumer.

Futuro Houses

Recognizing that we could utilize many of the same technologies and manufacturing processes we have perfected for the Cortes Campers line of RVs to make small, prefabricated homes, we began exploring the market in early 2022. The international tiny-house movement has gained new relevance in the recent years as the quest for off-grid, rugged, prefabricated homes has entered the mainstream and was further fueled by the COVID-19 pandemic. Our homes can also be used to address humanitarian initiatives at all government levels to benefit underserved sectors in crisis intervention, homelessness, behavior health, educational trends, military, FEMA, and disaster relief programs. The tiny homes market is expected to grow by US $3.3 billion from 2021 to 2025.

We named our modular housing line after the Futuro Pod, the iconic “UFO house” designed by Finnish architect Matti Suuronen. One of the first home designs to utilize fiberglass as the primary construction material, fewer than one hundred Futuro Pods were built during the late 1960s and early 1970s. The shape, reminiscent of a flying saucer, and the structure’s airplane hatch entrance, has made the houses sought after by collectors and by Airbnb renters.

Our first home design is an update of the original Futuro utilizing modular construction and fiberglass for structural integrity and energy efficiency and designed to address modern residential requirements in a 600-square-foot living space. The Futuro can also be used as a rental property or for commercial use. We exhibited the Futuro house at the Cleveland Home & Remodeling Expo in March 2023, signed our first distributor in New York, and sold our first home in May 2023.

Futuro houses are currently available as fiberglass shell kits, to be outfitted by the end purchaser based on their needs. In the future, we plan to introduce factory-installed interior lay-outs, which will feature built-in furniture and appliances. Our vision for the future also includes energy independent and off-grid living amenities, such as rainwater collection, and wind and solar power options.

Since launching Futuro Houses we have added two additional tiny house designs, the FH200 and FH300, ranging from more traditional to futuristic, and from 200 to 300 square feet.

Fusion X Marine

In early 2021, we formed Fusion X Marine to design, manufacture and distribute high-performance speed boats utilizing advanced fiberglass composites. Our first boat model is the X-15, a miniature speed boat designed for rental sites and excursions, as well as to serve as an entry-level boat for first time buyers. At just 15 feet long, an ocean-capable X-15 can be stored in a standard garage space, towed with virtually any vehicle and provides a powerful and exciting experience on the water. The X-15 features a traditional V-hull design, is suitable for three people, and takes an outboard motor of up to 50 HP. We began producing the X-15 in the fourth quarter of 2023 and made our first deliveries in the first quarter of 2024.

The similarly styled X-27 is a 27-foot fiberglass V-hull speedboat and is designed for speed and superior maneuverability. While offering all the thrill and power on the water, this model is expected to be affordable compared to other boats in its class. The X-27 is designed for up to five people and features an interior cabin that sleeps two. The X-27 can be equipped with either inboard or outboard motors with a minimum of 300 HP rating. The tooling and molds for the X-27 are currently under development and the model is not yet available for pre-orders.

Our speedboat division is still in the development phase as we have focused on expanding our Cortes Campers line and launching Futuro Houses. As of December 31, 2023, Fusion X Marine has not generated revenue for us. More information about these products can be found at FusionXMarine.com.

Manufacturing Process

The manufacturing of molded fiberglass products involves constant cycling of master molds that require curing time before the finished parts can be freed form the mold. Currently Cortes campers and Futuro houses are built out of a single mold for each body component, however, more molds can be created to increase the number of units that can be produced. Each mold can be cycled once a day. The fabrication schedule includes processes such as gel coat spray application, fiberglass lamination, reinforcement, curing time, cutting and final assembly. Manufacturing is performed in-house in our 26,000 square-foot industrial facility located just outside of Cleveland, Ohio.

Distribution and Current Market

Cortes Campers has established a network of professional RV dealerships to market and distribute its products. Throughout 2022 and 2023, Cortes Campers added several multi-location dealers who represent the brand and serve markets in Florida, Texas, New England, Tennessee and others. Cortes Campers also has three established dealers in Canada. We continue to focus on nurturing our already well-established dealer network for Cortes Campers and adding distribution partners in North America and beyond. As of December 31, 2023, Cortes Campers are available through 36 dealer locations in US and Canada. A full list of our current dealers can be viewed on our Cortes Campers website at www.CortesCampers.com.

We have secured several floor planning arrangements for banks to finance dealer purchases through their floor planning programs. This has allowed Cortes Campers to attract additional dealer interest and made inventory purchases more attractive for dealers. As we grow, we expect to build and strengthen our relationships with leading industry lenders to provide floor plan arrangements and fuel dealers’ ability to keep campers on their lots available for immediate sale.

We are in the process of developing a distribution network for Futuro Houses and Fusion X Marine.

Patents

We are in the process of obtaining access to intellectual property that we believe will enable meaningful product innovation and significant cost reductions in the current and future Cortes Campers models.

Some of the patents that we have access to or are pursuing exclusive access to are listed below.

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

In addition, Mr. Spivak has filed a pending U.S. Design Patent Application for “House” Serial No.: 29/866,039.

Suppliers — International and Domestic

Raw materials utilized in composite manufacturing include fiberglass, gelcoats and resins. We manufacture the fiberglass shells of our products, as well as certain interior components. However, we purchase other components for our products from third party suppliers, including custom fabricated chassis, water tanks, wheels and tires, appliances, electrical, plumbing and other interior components. Currently Cortes Campers and Futuro Houses’ specifications call for materials that can be sourced domestically from United States or Canadian based manufacturers and suppliers. However, many of those components have origins in Asia, and recent supply chain disruptions, driven by the COVID-19 pandemic as well as increased demand for RV components, might dramatically alter the supplier base of the company and its vendors. Although we have developed alternative sources for critical components, we cannot guarantee that there will be no supply chain disruptions.

Competition

Cortes Campers directly competes with several molded fiberglass camper manufacturers such as Casita, Oliver Travel Trailers, and Scamp. Another notable competitor is Airstream. As of December 31, 2023, Cortes Campers has the largest dealer network of any molded fiberglass RV manufacture, which we believe provides us with a competitive advantage. Indirect competition includes traditionally built tow-behind campers in the same length from large established RV manufacturers such as Thor, Forest River and Jayco.

Futuro Houses operates in a highly fragmented competitive space with numerous small builders of tiny homes. However, some of our larger competitors are Cavco Industries Inc., CMH Services Inc., Handcrafted Movement and Heirloom Inc.

Competition for the Fusion X Marine X-15 model includes jet-ski and other small watercraft. The X-27 model’s competition would include powerboat manufacturers such as SeaRay, Checkmate Boats, Mastercraft, Pantera and others who offer watercraft models in the same size and price range. However, the style and performance of the X-27 is intended to compare with industry leading high-performance manufacturers, such as Cigarette Racing.

Seasonality

Historically, because RVs are used primarily by vacationers and campers, RV sales tend to be seasonal, with lower sales during the winter months than in other periods. However, industry wholesale shipments did not follow these typical historical seasonal patterns post COVID-19, as manufacturers and dealers responded to the high consumer demand for RVs. In 2023, we experienced seasonal patterns with fourth quarter sales declining during the colder months.

Product Safety and Environment Regulation

In the countries where our products are sold, we are subject to various vehicle safety and compliance standards. Within the United States, we are a member of the RVIA, a voluntary association of recreational vehicle manufacturers which promulgates recreational vehicle safety standards in the US. We place a RVIA seal on each of our North American recreational vehicles to certify that the RVIA’s standards have been met. We also comply with the National Highway Traffic Safety Administration (NHTSA) in the US and with similar standards in Canada relating to the safety of our products.

Various environmental regulations relating to air, water and noise pollution affect our business and operations. For example, these standards, which are generally applicable to all companies, control our choice of paints, our air compressor discharge, the handling of our wastewater and the noise emitted by our facility. We believe that our products and plant comply in all material respects with applicable vehicle safety (including those promulgated by NHTSA), environmental, industry, health, safety and other required regulations.

We do not believe that ongoing compliance with existing regulations will have a material effect in the foreseeable future on our capital expenditures, earnings or competitive position. However, future developments could impose additional costs on our business operations, particularly as we increase our fiberglass manufacturing operations.

Human Capital

As of December 31, 2023, we had 23 full-time employees. We rely on a skilled workforce, particularly fiberglass laminators, to manufacture our products. We believe that we offer competitive compensation packages and that we have good working relationships with our employees. Our employees are not members of a union.

Corporate Structure and History

US Lighting Group, Inc. is a holding company with four operating subsidiaries: Cortes Campers, LLC, a brand of high-end molded fiberglass campers; Futuro Houses, LLC, focused on design and sales of molded fiberglass homes; Fusion X Marine, LLC, a high-performance boat designer; and MIGMarine Corporation, a composite manufacturing company that produces proprietary molded fiberglass products for our three business lines.

The company was originally incorporated in the State of Florida on October 17, 2003, under the name Luxurious Travel Corp. Initially the company developed hotel booking software, but subsequently exited that business. On July 13, 2016, we acquired a company named US Lighting Group, Inc. (founded in 2013) and changed our corporate name to US Lighting Group, Inc. on August 9, 2016. At the time, the company designed and manufactured commercial LED lighting, both for retrofits and new construction. Applications included commercial spaces such as board rooms, offices, factories, stores, gymnasiums, schools, hospitals, warehouses, and greenhouses, as well as some residential applications such as garages. Distribution channels included Home Depot and a chain of regional dealers.

On December 1, 2016, we acquired Intellitronix Corp., an automotive electronics manufacturer, serving a niche market of aftermarket electronics for customer installations as well as several emerging original equipment manufacturer (OEM) applications. At the time of acquisition, Intellitronix had access to the automotive electronics market and an established distributor and consumer base.

Through supplying OEMS with electronic components, we were introduced to the RV industry. Management identified a fast growing and underserved niche of small, tow-behind fully molded fiberglass travel trailers. We started developing a new business plan to create a luxury 17-foot travel camper to appeal to young professionals working remotely as well as retirees and other consumers intrigued by the travelling lifestyle. Ultimately, we decided to exit the LED lighting market, which was being negatively impacted by inexpensive import products, and enter new business lines focused on recreational products manufactured from advanced composite materials.

On January 11, 2021, we formed Cortes Campers, LLC to design, manufacture and distribute innovative fiberglass composite travel trailers. We developed the product, created a dealer network and started supplying campers in the second part of 2022. Financial results for the year ending December 31, 2023 reflect revenue of $3.6 million generated by Cortes Campers.

On April 12, 2021, we formed Fusion X Marine, LLC to design, manufacture and distribute high-performance speed boats utilizing advanced fiberglass composites. Our speedboat division is still in the development phase.

On May 14, 2021, we sold selected assets of Intellitronix to Ohio INTX Cooperative, a Northeast Ohio based non-profit organization, to focus on pursuing our new business in the RV industry.

On January 12, 2022, we formed Futuro Houses, LLC to design, manufacture and distribute molded fiberglass homes. Throughout 2022, Futuro Houses engaged in engineering and development of our first “UFO” themed home model inspired by the original Futuro house designed by Finnish architect Matti Suuronen. We sold our first Futuro house in May 2023.

On August 5, 2022, we acquired MIGMarine Corporation, a fiberglass manufacturing company founded in 2003. With the acquisition of Mig Marine, we were able to streamline our manufacturing processes, improve production cycles and scale to meet the demand of Cortes Campers generated order back-log.

On October 6, 2023 we formed Fusion X Automotive, LLC to design, manufacture and distribute automotive aftermarket composite products, such as automotive body parts and light versions of sough-after vehicle replacement components. We have been in the design and R&D stage for this product line throughout the fourth quarter of 2023. We exhibited at the annual PRI convention in Indianapolis in December 2023, showcasing our upcoming products and expect this product line to contribute to our overall revenue in 2024.

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

Our sales may be negatively impacted by numerous macroeconomic events.

Companies within the RV and marine industries are subject to volatility in operating results due primarily to general economic conditions because the purchase of a RV or marine product is often viewed as a consumer discretionary purchase. Although the RV industry experienced increased sales and operating results as a result of the unique consumer demand for recreational vehicles during the height of the COVID-19 pandemic, demand for RVs decreased in 2023 amid higher inflation and rising interest rates. Our business continues to be challenged by macroeconomic conditions impacting retail consumers and our dealers, such as inflation and elevated interest rates. Sales of recreational vehicles could fail to rebound or decline further for many reasons outside our control, such as a financial crisis, recession, inflation, higher interest rates, higher fuel costs, or significant geopolitical events. In times of economic uncertainty, consumers may have less discretionary income and may defer spending on high-cost, discretionary products such as RVs which may in turn adversely affect our financial performance.

We will need to raise substantial funds for operations and to fund expansion.

We will need substantial additional funding, on an ongoing basis, in order to continue execution of our business plan, to develop new products and increase production of existing products, to develop and optimize our manufacturing and distribution arrangements, and for other corporate purposes. Any financing, if available, may include restrictive covenants and provisions that could limit our ability to take certain actions, preference provisions for the investors, and/or discounts, warrants, conversion rights, anti-dilution rights, the provision of collateral, or other incentives. Any financing will involve issuance of equity and/or debt, and these issuances will be dilutive to existing shareholders. There can be no assurance that we will be able to complete any financing or that the terms will be acceptable. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail our plans.

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

Our ability to attract and retain talented and highly skilled employees is critical to our future success and competitiveness.

Our success depends on the existence of an available, qualified workforce to manufacture our products, including skilled composite technicians, and on our ability to continue to recruit and retain our workforce. Competition for skilled employees is intense and could require us to pay higher wages to attract and retain a sufficient number of qualified employees. We may be unable to recruit and retain the highly skilled employees we depend on. Further, if we lose existing employees with needed skills or are unable to train and develop existing employees, it could have an adverse effect on our business.

We also rely upon the knowledge, experience and skills of our executive management team. Our future success depends on, among other factors, our ability to attract and retain executive management and key leadership level personnel. The loss of our executive management or other key employees could have a material adverse effect on the company.

We may outgrow our current manufacturing facility.

While our manufacturing facilities in Euclid, Ohio currently meet our needs, future growth may require a larger manufacturing footprint. If we are unable to expand our manufacturing to meet demand, we may not realize the full potential of new product lines and our operations and profitability may be harmed.

The future success of Cortes Campers depends, in part, on introduction of new models.

To maximize our market share, we will need to introduce new and larger Cortes Campers models than are currently in development. The market size for the travel trailers currently produced by Cortes Campers is limited, and our long-term potential growth will depend on introducing additional models with floor plans that cater to families and individuals desiring more space. We will need additional capital and human resources to complete the development, testing and production line set-up to launch new models. Our failure to bring larger models to market could hinder our growth and limit our market penetration.

Our success will depend on the results of our R&D investments and acceptance of new products.

Our business plan involves introducing several new product lines, such as our Futuro homes and Fusion X Marine high-performance boats, and we continue to invest heavily in research and development. Our future success will depend on whether our investment yields new products that are accepted by the public.

Significant product repair and/or replacement costs due to product warranty claims could adversely impact the company.

We receive warranty claims from our dealers in the ordinary course of our business. Warranty expense levels may not remain at current levels. A significant increase in warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations, financial condition, and cash flows.

Increased costs associated with environmental compliance could negatively impact our financial results.

Both federal and state authorities have promulgated various environmental control standards relating to air, water, noise pollution, and hazardous waste generation and disposal that affect us and our operations. Our failure to comply with present or future laws and regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, or costly cleanup or capital expenditures, any or all of which could have a material adverse effect on our results of operations. In addition, various governmental bodies have proposed further regulatory measures relating to climate change, greenhouse gas emissions, and energy policies. Additional regulation could increase our energy, environmental, and other costs and capital expenditures for compliance. We cannot currently determine how future regulation might impact us.

Our diversification plans could distract us from Cortes Campers.

Currently we are growing our Cortes Campers business and have achieved material revenues from RV sales. We also in the process of developing our Futuro Houses and Fusion X Marine product lines, which have not yet generated significant revenue. By diverting limited resources to these unproven product lines, we may unintentionally impede the growth of Cortes Campers.

Risks Related to Our Company and Stock

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock for general corporate purposes.

In the future, we may issue additional equity securities for capital raising purposes, in connection with hiring or retaining employees, to fund acquisitions, or for other business purposes. The future issuance of any additional shares of common stock will dilute our current shareholders and may create downward pressure on the value of our shares. The perceived risk of dilution may cause our shareholders to sell their shares, which may cause a decline in the price of our stock. In addition, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our stock.

Our former CEO currently has the ability to determine the election of our directors and the outcome of matters submitted to our shareholders.

As of March 1, 2024, our former chief executive officer Paul Spivak owns 49.0% of our outstanding shares of common stock and his wife, Olga Smirnova, owns 1.0% of our outstanding shares. As a result, together they control a majority of our stock and have the ability to determine the outcome of all matters submitted to our shareholders, including the election of directors. As a consequence, it may be difficult for the other shareholders to remove our board members. Mr. Spivak’s voting control could also deter unsolicited takeovers, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices.

Our auditors have issued a “going concern” audit opinion.

Management has determined and our independent auditors have indicated in their report on our December 31, 2023 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

Our management and our independent auditors previously identified certain internal control deficiencies which, while now considered remediated, had been considered by our management and our independent auditor as material weaknesses.

In connection with the preparation of our quarterly financial statements for the quarter ended September 30, 2023, our management and our independent auditor identified internal control deficiencies that, in the aggregate, represented material weaknesses. As of December 31, 2023, our management team concluded that the material weakness had been addressed and that our internal controls were effective. If we do not successfully maintain a strong control environment this could lead to heightened risk for financial reporting mistakes and irregularities, and/or lead to a loss of public confidence in our internal controls that could have a negative effect on the market price of our common stock.

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

FINRA sales practice requirements may also limit your ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The exercise of Alumni Capital’s warrant could dilute our existing stockholders.

In 2023, we issued to Alumni Capital LP a warrant to acquire up to 6,666,667 shares of our stock for a five-year term. The per share warrant exercise price is not fixed, but is instead determined at the time of exercise by dividing $15.0 million by the number of shares of our common stock then outstanding. On March 1, 2024, the per share exercise price is $0.146. However, in the future, we may issue additional stock for capital raising purposes, in connection with hiring or retaining employees, to fund acquisitions, or for other business purposes, in which case the warrant purchase price will decrease even if the market price of our stock has increased. Alumni Capital’s purchase of shares under the warrant could have a significant dilutive effect on our existing shareholders. In addition, Alumni Capital might be willing to sell the warrant shares for less than the current market price, creating downward pressure on the value of our stock. Just the potential for the issuance of a significant amount of our common stock pursuant to the warrant could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also hinder our ability to raise additional equity capital at a time and price that we deem reasonable or appropriate.

Our former CEO and one of our directors have been indicted for securities fraud.

An indictment was filed on September 16, 2021 and unsealed on October 8, 2021 against Paul Spivak, our former chief executive officer and a major shareholder of the company, Mr. Spivak’s wife, Olga Smirnova, our vice president of finance and administration and a member of our board of directors, and others, alleging fraudulent sales of stock of USLG by Mr. Spivak and others (United States of America v. P. Spivak, O. Smirnova, et al., Case No. L21CR491, United States District Court for the Northern District of Ohio, Eastern Division). The events outlined in the indictment allegedly occurred between June 2016 and June 2021. The alleged acts include issuing favorable press releases to artificially inflate the price of USLG’s stock, selling shares that benefited Mr. Spivak and others while the price was artificially inflated, and paying illegal commissions to unlicensed brokers to sell USLG’s shares. On June 29, 2023, a second superseding indictment was filed in the case naming additional defendants not affiliated with USLG and making additional allegations against Mr. Spivak, including engaging in a conspiracy to obstruct justice and making false declarations before the court. We have been advised that Mr. Spivak and Ms. Smirnova have pled not guilty, vehemently deny the charges, and are defending themselves aggressively. Although USLG is not a party to this case, the ongoing matter has impacted the willingness of some parties to invest in or work with the company and has impaired the company’s ability to have its shares traded on an exchange other than the OTC Pink Market. In addition, if the case is decided against Mr. Spivak or Ms. Smirnova, the company will be unable to utilize certain exemptions for private securities sales, which could negatively impact the ability of the company to raise capital.

The requirements of the Sarbanes-Oxley Act of 2002 and other U.S. securities laws impose substantial costs, and may drain our resources and distract our management.

We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002, as well as the reporting requirements under the Exchange Act of 1934 (the “Exchange Act”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We have previously identified material weaknesses in our internal controls. Substantial efforts and resources must be expended to maintain an effective control environment, which is difficult for a small company like ours. Continued additional investments and management time to meet these requirements will be necessary since control weaknesses raise the risk of future material errors in our financial statements. We may not be able to maintain effective controls over time. If we have material weaknesses in the future, this may subject us to an SEC enforcement action, which could include monetary fines or other equitable remedies that could be detrimental to our ongoing business.

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

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or data. We have integrated these processes into our overall risk management systems and processes, and they include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF 2.0). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF 2.0 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

To protect our information systems from cybersecurity threats, we use various security tools that are designed to protect against cyber security incidents, as well as to identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. We provide cybersecurity awareness training to our new employees and following any potential incident. We have a relatively small work force, and do not have a dedicated information technology department. Instead, we have engaged third-party consultants to evaluate and implement our risk management systems.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, but may be negatively impacted in the future by cybersecurity incidents.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure and oversight of our risk management process, including risks from cybersecurity threats. Because our board has only three members, it has not formed a committee tasked with these responsibilities, and addresses them as a whole. However, the board relies on our executive officers for the day-to-day management of the material risks we face, including cybersecurity threats. We have engaged Burk Technology, Inc. to assess the risk of specific cybersecurity threats and identify appropriate tools for the prevention, detection, mitigation, and remediation of cybersecurity incidents. Burk is certified for Fortinet Firewalls, FCSEA, CompTia Network and Security Plus. Burk reports directly to our chief financial officer, who identifies for our directors materials issues requiring the attention of the board.

Item 2. Properties.

We own our headquarters and research and development and manufacturing facility located at 1148 East 222nd Street, Euclid, Ohio 44117. It totals 25,210 square feet of production and office space on 2.13 acres of land east of Cleveland with nearby highway, rail, and Great Lakes shipping access.

Item 3. Legal Proceedings.

As previously reported, an indictment was filed on September 16, 2021 and unsealed on October 8, 2021 against Paul Spivak, our former chief executive officer and a major shareholder of the company, Mr. Spivak’s wife, Olga Smirnova, our vice president of finance and administration and a member of our board of directors, and others, alleging fraudulent sales of stock of USLG by Mr. Spivak and others (United States of America v. P. Spivak, O. Smirnova, et al., Case No. L21CR491, United States District Court for the Northern District of Ohio, Eastern Division). The events outlined in the indictment allegedly occurred between June 2016 and June 2021. The alleged acts include issuing favorable press releases to artificially inflate the price of USLG’s stock, selling shares that benefited Mr. Spivak and others while the price was artificially inflated, and paying illegal commissions to unlicensed brokers to sell USLG’s shares. On June 29, 2023, a second superseding indictment was filed in the case naming additional defendants not affiliated with USLG and making additional allegations against Mr. Spivak, including engaging in a conspiracy to obstruct justice and making false declarations before the court. We have been advised that Mr. Spivak and Ms. Smirnova have pled not guilty, vehemently deny the charges, and are defending themselves aggressively. On January 10, 2024, Mr. Spivak and Ms. Smirnova filed motions to dismiss the counts against them for failure to allege facts supporting the alleged violations of law. These motions are currently pending.

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

	Closing Price
Quarter Ended	High	Low
March 31, 2022	$0.287	$0.151
June 30, 2022	0.178	0.132
September 30, 2022	0.145	0.125
December 31, 2022	0.110	0.110
March 31, 2023	0.130	0.095
June 30, 2023	0.120	0.071
September 30, 2023	0.088	0.040
December 31, 2023	0.150	0.009

We had 448 shareholders of record of our common stock on March 1, 2024. We intend to reinvest in our business and do not currently intend to pay cash dividends on our common stock in the foreseeable future.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations for years ended December 31, 2023 and 2022 should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this report and with the unaudited pro forma condensed combined financial information included in Item 8.

General Overview

We are an innovative composite manufacturer utilizing advanced fiberglass technologies in growth sectors such as high-end recreational vehicles (RVs), prefabricated off-grid houses, and high-performance powerboats. We derive expertise and inspiration from the marine industry, where the harshest conditions are expected and met with superior engineering and the latest in composite technology. Molded fiberglass products are exceptionally strong, lightweight and durable. Composite materials are also corrosion resistant and provide efficient insulation, making them attractive for both outdoor enthusiasts and residential housing needs. Molded construction allows for the creation of irregular, unusual or circular objects, which permits the innovative shapes and features of our products. As of December 31, 2023, our revenue was driven by shipments of fiberglass campers marketed under Cortes Campers brand.

Cortes Campers designs and manufactures high-end molded fiberglass RV travel trailers and campers designed for comfort, style and durability. We utilize superior quality materials and fiberglass construction resulting in significantly stronger, more durable and lighter weight products. Cortes Campers’ first product is the Cortes 17, a 17-foot long single axle tow-behind molded fiberglass camper. In the second quarter of 2023, we introduced a new floorplan, Cortes 16, which has expanded sleeping capacity with a king size bed. We are currently developing additional models, including a larger, family-oriented all composite 22-foot travel trailer. Cortes Campers has established a network of professional RV dealerships to market and distribute its products. As of December 31, 2023, Cortes Campers are available through 36 dealer locations in US and Canada.

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

In early 2021, we formed Fusion X Marine to design, manufacture and distribute high-performance speed boats utilizing advanced fiberglass composites. Our first boat model is the X-15, a miniature speed boat designed for rental sites and excursions, as well as to serve as an entry-level boat for first time buyers. We began producing the X-15 in the fourth quarter of 2023 and made our first deliveries in the first quarter of 2024. The similarly styled X-27 is a 27-foot fiberglass V-hull speedboat and is designed for speed and superior maneuverability. The tooling and molds for the X-27 are currently under development and the model is not yet available for pre-orders. As of December 31, 2023, Fusion X Marine has not generated revenue for us.

We plan to expand our manufacturing footprint, enhance production techniques, and develop more products in the RV, marine and composite housing sectors. Our current R&D efforts are focused on future tow-behind camper models under Cortes Campers brand as well as the prefabricated housing and marine segments.

Recent Developments

On October 6, 2023 we formed Fusion X Automotive, LLC to design, manufacture and distribute automotive aftermarket composite products, such as automotive body parts and light versions of sough-after vehicle replacement components. We have been in the design and R&D stage for this product line throughout the fourth quarter of 2023. We exhibited at the annual PRI convention in Indianapolis in December 2023, showcasing our upcoming products, and expect this product line to contribute to our overall revenue in 2024.

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Sales

Total sales from continuing operations for the year ended December 31, 2023 were $3,625,926, compared to $1,083,114 for the year ended December 31, 2022, an increase of $2,542,812 or more than 235%. The increase in sales is primarily attributed to new sales through our Cortes Campers subsidiary.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2023 were $2,768,292 compared to $1,217,196 for the year ended December 31, 2022. The increase in cost of goods sold relates to camper sales from our Cortes Campers subsidiary.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) from continuing operations were $1,910,172 for the year ended December 31, 2023, compared to $1,603,565 for the year ended December 31, 2022, an increase of $306,607. The increase over the prior year can be primarily attributed to additional administrative staffing, auditing and professional fees relating to our expanded operations.

Other Income / Expense

For the year ended December 31, 2023, we had total other expenses of $7,647, including: other income of $108,081, interest income of $1,283, and $7,819 gain on disposal of fixed assets, and interest expense of $124,829. During the year ended December 31, 2022, we had total other expense of $7,252,673, including: $6,878,000 loss on related party acquisition of Mig Marine, realized loss of $306,281, interest expense of $156,977, interest income of $4,232 and $23,422 gain on disposal of fixed assets.

Net Loss

We had a net loss from of $1,104,968 for the year ended December 31, 2023, compared to $8,990,320 for the year ended December 31, 2022. Our net loss decreased in the current year mainly due to the Mig Marine acquisition cost in 2022, and the 2023 income items as discussed above.

Liquidity and Capital Resources

Changes in Cash Flows

Net cash used in operating activities for the year ended December 31, 2023, was $217,608 compared to $1,537,657, for the year ended December 31, 2022.

Net cash used in investing activities was $600,641 for the year ended December 31, 2023, compared to net cash provided by investing activities of $816,089 for the year ended December 31, 2022. The difference is primarily due to the sale of fixed assets for $120,000 and proceeds received of $1,341,000 from trading securities in 2022.

Net cash provided by financing activities for the year ended December 31, 2023, was $693,720 and included proceeds of $183,500 received in the private placement of common stock, $122,200 from notes payable, and proceeds from related party notes of $535,575 offset by $126,359 payments on notes, and $21,196 of payments on related party notes. Net cash provided by financing activities for the year ended December 31, 2022, was $557,097 and included proceeds of $140,000 received in the private placement of common stock, $71,780 from common stock compensation, $629,857 from the issuance of notes payable related party, $122,497 from the repayment of loans payable offset by $407,037 of repayment of related party loans.

On August 5, 2022, the Company acquired MIGMarine Corporation (“Mig Marine”), from the Company’s former president and majority shareholder. The Company agreed to pay $6,833,333 in exchange for all the shares of Mig Marine. A ten percent (10%) deposit of $638,333 was also payable on or before August 5, 2023. The balance is represented by a promissory note in the amount of $6,195,000, sixty-month note matures on August 5, 2027, requires monthly payments of $120,488, carries an interest rate of 6.25%, and is secured by the assets of Mig Marine.

We failed to make required payments under the note in 2022 and 2023, and as a result were in default. However, Mr. Spivak forgave the default, waived all interest due on the note for 2022 and 2023, and agreed to defer all payments of the deposit and under the note to January 2024. As Mr. Spivak is a related party and majority shareholder of the Company, $126,295 of interest accrued as of December 31, 2022, has been treated as an in-substance capital contribution in 2023.

Effective January 1, 2024, Mr. Spivak and USLG entered into a waiver and extension deferring payments of the Deposit and payment and accrual of interest on the Note until January 2025.

As a founder of USLG and in order to strengthen the company’s balance sheet, Mr. Spivak subsequently agreed to retroactively cancel the deposit and $1,195,000 of the principal of the note. The loan balance on December 31, 2023 was $5,000,000. The forgiveness of the deposit and the $1,195,000 of principal were also treated as an in-substance capital contributions in 2023.

Loans payable as of December 31, 2023 and 2022 are as follows:

	2023	2022
On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $265,339 with interest at 9.49% per annum and due on September 10, 2030. The loan requires 119 monthly payments of $2,322, with a final balloon payment of $224,835 due September 10, 2030. The loan is guaranteed by the Company, the Company’s former CEO, and secured by the Company’s real estate.	$256,184	$259,450
The Company purchases vehicles for employees and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. There were two vehicle loans outstanding at December 31, 2023, with original loan periods of 72 and 144 months, and interest rates of zero percent to 10.99%.	45,109	59,671
On November 7, 2022, the Company entered into a $150,000 term loan with Fresh Funding related to working capital for the production of campers. The loan requires monthly payments over the term of 12 months, has an interest rate of 38% per annum, and is secured by the former CEO.	14,036	122,135
On May 26, 2023, the Company entered into a $17,200 term loan with North Star Leasing Company for the purchase of a router. The loan requires monthly payment of $475 over the term of 60 months and has an interest rate of 14.58%.	15,555	-
On November 2, 2023, the Company entered into a $120,750 note with 1800 Diagonal Lending LLC. The note bears interest at an effective rate of 60%. Payments of principal and interest are payable in 9 monthly installments through maturity of August 15, 2024. Upon a n event of default, the holder may convert the all or part of the note and accrued interest into shares of the Company’s common stock at a discount of 39% from the lowest trading price during the 10-day period prior to conversion.	106,213	-
Total loans payable	437,097	441,256
Less: current portion	(169,634)	(140,905)
Loans payable, long term	$267,463	$300,351

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

US Lighting Group, Inc.

Euclid, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of US Lighting Group, Inc. as of December 31, 2023, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GBQ Partners LLC

We have served as the Company’s auditor since 2023

Columbus, Ohio

April 15, 2024

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2020

Lakewood, CO

April 14, 2023

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$0	$124,529
Accounts receivable	155,023	5,950
Prepaid expenses and other current assets	59,176	87,174
Inventory	151,136	200,162

Total Current Assets	365,336	417,815

Property and equipment, net	2,704,553	2,298,107

Total Assets	$3,069,889	$2,715,922

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,025,076	$607,647
Accrued expenses	289,543	111,223
Accrued Payroll to former officer	125,167	125,167
Deferred revenue	151,839	-
Loan payable, current	169,634	140,905
Loans payable, related party	116,362	176,000
Total Current Liabilities	1,877,622	1,160,942

Loans payable, net of current portion	267,463	300,351
Loans payable, related party	5,574,017	7,004,629
Total Liabilities	7,719,102	8,465,922

Shareholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares - authorized; no shares issued and outstanding
Common stock, $0.0001 par value, 500,000,000 shares 10,494 10,209 authorized; 102,786,188 shares issued and outstanding
Additional paid-in-capital	21,928,423	19,771,111
Accumulated deficit	(26,588,130)	(25,531,320)
Total Shareholders’ Equity (Deficit)	(4,649,213)	(5,750,000)

Total Liabilities and Shareholders’ Equity (Deficit)	$3,069,889	$2,715,922

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Net sales	$3,625,926	$1,083,114
Cost of goods sold	2,768,292	1,217,196
Gross profit (loss)	857,634	(134,082)

Operating expenses:
Selling, general and administrative expenses	1,910,172	1,603,565
Total operating expenses	1,910,172	1,603,565

Loss from operations	(1,052,538)	(1,737,647)

Other income (expense):
Other Income	108,081	60,931
Interest Income	1,283	4,232
Gain/loss on sale of assets	7,819	23,422
Realized gain/loss	-	(306,281)
Interest expense	(124,829)	(156,977)
Net loss from related party - Mig Marine acquisition	-	(6,878,000)
Total other income (expense)	(7,647)	(7,252,673)

Income (loss) before tax provision	(1,060,185)	(8,990,320)

Tax Provision	(44,783)	-

Net income (loss)	$(1,104,968)	$(8,990,320)

Basic income (loss) per share	$(0.01)	$(0.09)
Diluted income (loss) per share	$(0.01)	$(0.09)

Weighted average common shares outstanding, basic	101,736,743	98,570,258
Weighted average common shares outstanding, diluted	101,736,743	98,570,258

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	-	$-	99,934,825	$10,209	$19,771,111	$(25,531,320)	$(5,750,000)
Sale of Common Stock			2,675,000	268	183,217		183,485
Stock issued for services & compensation			176,363	18	17,623		17,641
Forgiveness of shareholder loan & accrued interest					2,004,630		2,004,630
Net Income (Loss)						(1,104,968)	(1,104,968)
Balance, December 31, 2023	-	$-	102,786,188	$10,494	$21,976,581	$(26,636,288)	$(4,649,213)

Balance, December 31, 2021	-	-	97,848,735	$10,000	$17,798,540	$(16,541,000)	$1,267,540
Sale of Common Stock			1,400,000	140	139,860		140,000
Stock issued for services & compensation			686,090	69	71,711		71,780
Forgiveness of shareholder loan & accrued interest					1,761,000		1,761,000
Net Income (Loss)						(8,990,320)	(8,990,320)
Balance, December 31, 2022	-	$-	99,934,825	$10,209	$19,771,111	$(25,531,320)	$(5,750,000)

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,104,968)	$(8,990,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	194,195	74,523
Stock issued for services & compensation	17,625	70,630
Unrealized loss from investments	-	306,281
Changes in Assets and Liabilities:
Accounts receivable	(149,073)	(5,950)
Inventory	49,026	(135,162)
Prepaid expenses and other current assets	27,998	69,826
Deposits & other assets	122,342	9,000
Accounts payable	417,429	473,146
Accrued expenses	178,320	-
Accrued payroll to a former officer	-	(482,150)
Deferred revenue	29,498	(10,000)
Notes Payable related party	-	6,878,000
Accrued interest on loans	-	78,223
Accrued interest on related party loans	-	126,296
Net cash used in operating activities	(217,608)	(1,537,657)

Cash Flows from Investing Activities:
Purchase of property and equipment	(600,641)	(644,630)
Proceeds from sale of equipment	-	120,000
Proceeds from investments	-	1,340,719
Net cash (used in) provided by investing activities	(600,641)	816,089

Cash Flows from Financing Activities:
Proceeds from sale of common stock	183,500	140,000
Proceeds from common stock compensation	-	71,780
Proceeds from loans payable	122,200	-
Proceeds from notes payable, related party	535,575	629,857
Payment of loans payable	(126,359)	122,497
Payments on notes payable related party	(21,196)	(407,037)
Net cash provided by financing activities	693,720	557,097

Net change in cash	(124,529)	(164,471)
Cash beginning of period	124,529	289,000
Cash end of period	$-	$124,529

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1 – ORGANIZATION

US Lighting Group, Inc. (the “Company”) is a parent company comprised of four subsidiaries - Cortes Campers, LLC, a brand of high-end molded fiberglass campers, Futuro Houses, LLC, which is focused on design and sales of molded fiberglass homes, Fusion X Marine, LLC, a high-performance boat designer, and MIG Marine Corporation, a composite manufacturing company that produces proprietary molded fiberglass products for our other business lines.

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

On January 12, 2022, we formed Futuro Houses, LLC, a Wyoming company, to design, market and distribute molded fiberglass homes. Throughout 2022, Futuro Houses engaged in engineering and development of our first “UFO” themed home model inspired by the original Futuro house designed by Finnish architect Matti Suuronen. In 2023, we sold one home.

On August 5, 2022, we acquired MIG Marine Corporation, a fiberglass manufacturing company founded in 2003 and a related party to the Company. With the acquisition of Mig Marine, we were able to streamline our manufacturing processes, improve production cycles and scale to meet the demand of Cortes Campers generated order back-log.

On October 6, 2023, we formed Fusion X Automotive, LLC to design, manufacture and distribute automotive aftermarket composite products, such as automotive body parts and light versions of sough-after vehicle replacement components. We have been in the design and R&D stage for this product line throughout the fourth quarter of 2023.

We plan to expand our manufacturing footprint, enhance production techniques, and develop more products in the RV, marine, and composite housing sectors. Current R&D efforts are directed towards future tow-behind camper models under the Cortes Campers brand as well as prefabricated housing segment.

As of December 31, 2023, our revenue was driven by shipments of fiberglass campers marketed under Cortes Campers.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and 2022, we had no cash equivalents.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Cortes Campers, LLC, Fusion X Marine, LLC, Futuro Houses, LLC, Fusion X Automotive, LLC, and Mig Marine Corp. All intercompany transactions and balances have been eliminated in consolidation.

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

As of December 31, 2023, and December 31, 2022, respectively, there are no shares of common stock issuable under convertible note agreements.

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

Accounts Receivable

The carrying amount of receivables is reduced by a valuation allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and, as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. Based on their assessment, management determined that the risk of credit loss was not material; therefore, there was no valuation allowance recorded as of December 31, 2023 and 2022.

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

Income Taxes

The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100 % valuation allowance has been established on deferred tax assets at December 31, 2023 and 2022, due to the uncertainty of our ability to realize future taxable income.

We account for uncertainty in income taxes in our financial statements as required under ASC 740, “Income Taxes.” The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition accounting. Management determined there were no material uncertain positions taken by us in our tax returns.

Fair Value Measurements

The carrying amounts of financial instruments such as cash, accounts receivable, inventories, accounts payable and accrued liabilities, accrued payroll liabilities, and advanced customer deposits, approximate the related fair values due to the short-term maturities of these instruments. The carrying values of the line of credit and notes payable approximate their fair values because the interest rates on these obligations are based on prevailing market interest rates.

Stock-based Compensation

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period associated with the grant. The Company recognizes the expense based on the fair market value at time of the grant.

The Company on occasion will compensate employees and vendors by issuing shares of stock in lieu of a cash payment.

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

For the year ended December 31, 2023, the Company recognized a net loss of $1,104,968 and cash used in operating activities was $217,608. As the Company further develops its products and markets, the Company may need to raise additional capital or borrow additional funds to support increasing levels of working capital until it is able to generate sufficient revenues.

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

NOTE 4 – SALE OF ASSETS

On May 17, 2020, the Company purchased $3,800,000 of various mutual fund assets from a broker. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of December 31, 2022, these assets had all been sold. The realized loss on these assets was $306,281 for the year ended December 31, 2022.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment for continuing operations consist of the following at December 31, 2023, and 2022:

	2023	2022
Building and improvements	$676,025	$664,183
Land	96,000	96,000
Vehicles	127,262	146,893
Office equipment	18,421	18,421
Production molds and fixtures	1,408,160	1,095,758
Tooling and fixtures	733,001	462,570
Other equipment	90,131	72,059
Furniture and fixtures	4,746	4,746
Total property and equipment cost	3,153,746	2,560,630
Less: accumulated depreciation and amortization	(449,193)	(262,523)
Property and equipment, net	$2,704,553	$2,298,107

NOTE 6 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s former CEO voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s former CEO was $125,167 as of December 31, 2023 and December 31, 2022. Deferral of wages ended on August 9, 2021, when the Company’s former CEO resigned from that position.

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at December 31, 2023 and 2022:

	2023	2022
On August 5, 2022, the Company acquired Mig Marine from Paul Spivak, for a delayed cash deposit payment of $638,333 and a 6.25% interest bearing seller note in the amount of $6,195,000. The balance outstanding as of December 31, 2022 includes accrued interest of $126,926. During 2023 an agreement was executed resulting in the forgiveness of the accrued interest as of December 31, 2022 and no interest accrual during 2023. As Paul Spivak is a related party and a significant shareholder of the Company, the forgiveness of the accrued interest was treated as an in-substance capital contribution in 2023. In March 2024, the Company executed another cancellation of debt agreement with Paul Spivak. Pursuant to that agreement, Spivak cancelled and forgave the $638,333 deposit and $1,195,000 of the principal of the note effective December 31, 2023. In addition, no interest will accrue on the remaining note in 2024 and the final payment of the note is due December 1, 2029. The agreement effective December 31, 2023, was also treated as an in-substance capital contribution in 2023.	$5,000,000	$7,004,629
Loans payable to Paul Spivak issued in at various dates in 2022 and 2023. The loans are at zero percent interest and are payable on demand.	153,167	100,000
Loan payable to Olga Smirnova, Director of the Company, who on April 18, 2023 executed a $30,000 personal loan with First Electronic Bank and advanced the proceeds to the Company. The loan accrues interest at 13.49% and 60 payments of principal and interest through maturity in April 2028.	27,445	-
Loans payable to Anthony R. Corpora issued in October and December 2022 and July and August 2023. $76,000 of the notes have a zero percent interest rate. The other notes are payable over terms of 48 to 84 months with interest rates ranging from 14.99% to 19.49%.	303,037	76,000
Loans payable to Michael A. Coates, the Company’s CFO, issued at various dates in 2023. The notes are payable over periods of 60 to 84 months with interest rates ranging from 11.42% to 19.49%.	206,730	-
Total loans payable to related parties	5,690,379	7,180,629
Less: current portion	(116,362)	(176,000)
Loans payable to related parties, long-term	$5,574,017	$7,004,629

NOTE 8 – LOANS PAYABLE

Loans payable as of December 31,2023 and 2022 are as follows:

	2023	2022
On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $265,339 with interest at 9.49% per annum and due on September 10, 2030. The loan requires 119 monthly payments of $2,322, with a final balloon payment of $224,835 due September 10, 2030. The loan is guaranteed by the Company, the Company’s former CEO, and secured by the Company’s real estate.	$256,184	$259,450
The Company purchases vehicles for employees and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. There were two vehicle loans outstanding at December 31, 2023, with original loan periods of 72 and 144 months, and interest rates of zero percent to 10.99%.	45,109	59,671
On November 7, 2022, the Company entered into a $150,000 term loan with Fresh Funding related to working capital for the production of campers. The loan requires monthly payments over the term of 12 months, has an interest rate of 38% per annum, and is secured by the former CEO.	14,036	122,135
On May 26, 2023, the Company entered into a $17,200 term loan with North Star Leasing Company for the purchase of a router. The loan requires monthly payment of $475 over the term of 60 months and has an interest rate of 14.58%.	15,555	-
On November 2, 2023, the Company entered into a $120,750 note with 1800 Diagonal Lending LLC. The note bears interest at an effective rate of 60%. Payments of principal and interest are payable in 9 monthly installments through maturity of August 15, 2024. Upon a n event of default, the holder may convert the all or part of the note and accrued interest into shares of the Company’s common stock at a discount of 39% from the lowest trading price during the 10 day period prior to conversion.	106,213	-
Total loans payable	437,097	441,256
Less: current portion	(169,634)	(140,905)
Loans payable, long term	$267,463	$300,351

NOTE 9 – CONVERTIBLE SECURED NOTE PAYABLE

As of June 4, 2021, the remaining Convertible Note was no longer convertible into shares of common stock since the conversion rights expired on June 4,2021, and the note stopped accruing interest on its maturity date on June 5, 2021. During the year 2022, this note was reclassified to accounts payable.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the year ended December 31, 2023, and 2022, the Company received proceeds of $183,485 and $140,000 on the private placement of 2,675,000 and 1,400,000 shares of common stock, at an average price between $0.10 and $0.15 per share, respectively.

During the years ended December 31, 2023 and 2022, the Company issued 176,363 and 686,090 shares of common stock, respectively, for services for a total non-cash expense of $17,641 and $71,780, respectively.

Summary of Warrants

In 2023, we issued to Alumni Capital LP a warrant to acquire up to 6,666,667 shares of our stock for a five-year term. The per share warrant exercise price is not fixed, but is instead determined at the time of exercise by dividing $15.0 million by the number of shares of our common stock then outstanding.

NOTE 11 – INCOME TAXES

At December 31, 2023, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The federal amount available is approximately $6,000,000. The carryforwards expire in various amounts through 2042. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax assets for this benefit. Section 382 generally limits the use of NOLs and credits following an ownership change, which occurs when one or more 5 percent shareholders increase their ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period” (generally three years).

NOTE 12 – LEGAL PROCEEDINGS

There were no reportable legal proceedings initiated, or material developments in previously reported legal proceedings for the year ended December 31, 2023.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to the time period of the financial statements, the Company received additional loans payable to related parties totaling $229,050. Each such loan is non-interest-bearing and payable on demand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not have any reportable events or disagreements with our independent accountants.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, with the participation of our chief executive officer, Anthony Corpora, and chief financial officer, Michael A. Coates, evaluated the effectiveness of the design and operation of USLG’s disclosure controls and procedures (as defined under the Securities Exchange Act) as of December 31, 2023. Based upon this evaluation, Messrs. Corpora and Coates concluded that the company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Our management team, with the participation of Messrs. Corpora and Coates, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria designated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based upon this evaluation, Messrs. Corpora and Coates concluded that the company’s disclosure controls and procedures were effective as of December 31, 2023.

Because USLG is a “smaller reporting company” as defined by the SEC we are not required to include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than remediation of our material weakness as of September 30, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended December 31, 2023.

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

Name	Age	Title	Joined USLG
Anthony R. Corpora	48	Chief Executive Officer, President and Director	08-09-2021
Michael A. Coates	47	Chief Financial Officer	01-30-2023
Patricia A. Salaciak	76	Director of Marketing and Director	02-02-2022
Olga Smirnova	41	Vice President of Finance and Administration, Corporate Secretary and Director	08-09-2021

Biographical information about our board members and executive officers is summarized below.

Anthony Corpora, Chief Executive Officer, President and Director

Mr. Corpora joined USLG as the CEO, president and a director in 2021. Mr. Corpora oversees USLG and its subsidiaries collectively. He has a strong dynamic leadership background that is strategic, democratic, transformational and motivational. These leadership traits intrinsically develop a holistic growth-mindset within the company to develop the team that will continue driving and executing the vision of USLG. Prior to joining USLG, Mr. Corpora worked for Mayfield City Schools and he utilizes his 21 years of intense public-school background and experience to drive the same leadership and management principles at USLG. Mr. Corpora holds a master’s degree in educational leadership from Ursuline College. Notable milestones under Mr. Corpora’s leadership were driving revenues to over $1.0 million for the second half of 2022 and over $1.2 million for the first quarter of 2023, USLG’s best quarter ever. Mr. Corpora continues to drive the day-to-day operations of USLG and leads planning and preparation with his team for the long-term growth and success of the company.

Michael A. Coates, Chief Financial Officer

Mr. Coates joined the company as controller in February 2023 and was promoted to chief financial officer in December 2023. He is responsible for directing and coordinating our accounting functions, managing the consolidation of financial data for accurate reporting and analysis, and preparing internal and external financial statements. Prior to joining USLG, Mr. Coates was a senior tax analyst at PNC Private Bank Hawthorn, a business dedicated to serving the needs of individuals and families with investable assets in excess of $20 million. Before Mr. Coates transitioned to the senior tax analyst role in 2016, he was a wealth strategist at PNC for more than nine years. Prior to joining PNC, he was a staff accountant at a regional public accounting firm. He is a certified public accountant, a certified financial planner, and a member of the Ohio Society of CPAs and the American Institute of Certified Public Accountants. Mr. Coates holds a Master of Business Administration in Accounting and a Bachelor of Business Administration from Cleveland State University and served five years in the US Navy. Mr. Coates’s experience and expertise will strengthen our analysis and reporting functions as our business grows.

Patricia A. Salaciak, Director of Marketing and Director

Mrs. Salaciak has served as our marketing director since April 2019 and joined our board in February 2022. Mrs. Salaciak is a results-driven marketing and communications leader, having worked extensively with international companies. Prior to joining USLG, she gained more than sixteen years of experience in marketing communications with a global refractory metals solutions and manufacturing company overseeing market planning and communication, brand awareness, market research, product launches, and public relations. Mrs. Salaciak spent twenty years working as an IT professional with a global paint and coatings company. She holds an Associate Degree in Applied Business and an Associate Degree in Graphic Design from Lakeland Community College in Kirtland, Ohio. She attended Lake Erie College in Painesville, Ohio majoring in Business and Accounting. Mrs. Salaciak brings keen marketing, sales, and public relations insights to our board of directors.

Olga Smirnova, Vice President of Finance and Administration, Corporate Secretary and Director

Ms. Smirnova has been involved with USLG since its inception and joined our board in 2021. Her roles with the company have included logistics manager, head of procurement, and more recently, vice president of finance and administration. Ms. Smirnova also served as director of logistics and international operations as well as finance director of Intellitronix Corporation, a former subsidiary of USLG. She has significant business experience in the United States and Europe, which allowed her to design and implement flexible and resilient supply chain and organizational planning solutions for domestic manufacturing companies, as well as several European import companies. Ms. Smirnova’s education includes a master’s degree in Linguistics and Intercultural Communications from St. Petersburg State University of Culture in Russia. Her strong experience in setting up international business networks, supply chain management, and integrated global solutions makes her an asset to USLG as we expand into global markets. Ms. Smirnova is married to Paul Spivak, a significant shareholder of USLG and the company’s former chief executive officer. Mr. Spivak and Ms. Smirnova are the subject of an indictment alleging violations of the Securities Act of 1933. Both Mr. Spivak and Ms. Smirnova have pled not guilty, vehemently deny the charges, and are defending themselves aggressively. For more information about the case, please turn to Legal Proceedings on page 15.

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

Insider Trading Arrangements and Policies

We have adopted an insider trading policy that governs the ability of our directors, officers and employees to purchase, sell or dispose of stock or other securities of USLG. Under the policy, our board members and executive officers are only permitted to trade in our stock during prescribed “open window” periods and generally only after obtaining pre-clearance for the transaction. We believe that the policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the requirements of the OTC. None of our directors or executive officers traded our shares or related securities, or entered into an arrangement to trade our securities, in 2023.

Item 11. Executive Compensation.

Compensation of Our Executive Officers

The following table summarizes information with respect to compensation earned by our chief executive and financial officers in 2023 and 2022.

Name and Principal Position	Year	Salary	Deferred Compensation	Total
Anthony Corpora (1)	2023	$126,442	$56,539	$182,981
Chief Executive Officer	2022	$95,193	$10,577	$105,770
Michael A. Coates (2)	2023	$79,0867	$46,154	$125,241
Chief Financial Officer	2022	—	—	—

1.	To assist the company in conserving conserve cash, Mr. Corpora agreed to defer payment of $56,539 of his salary in 2023 and $10,577 in 2022. These amounts remain unpaid.
2.	Mr. Coates joined the company as controller in February 2023 and was promoted to chief financial officer in December 2023. To assist the company in conserving conserve cash, Mr. Coates agreed to defer payment of $46,154 of his salary in 2023. This amount remains unpaid.

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

Item 12. Security Ownership of Certain Beneﬁcial Owners and Management and Related Stockholder Matters.

The following table summarizes information about ownership of our common stock by each of our directors and executive officers, all of our directors and executive officers as a group, and each other person who we know beneficially owns more than 5% of our stock. The information is as of March 1, 2024. On that date there were 102,786,188 shares of our stock issued and outstanding.

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

Shareholder	Shares Held	Percentage
Anthony Corpora, Chief Executive Officer and Director	200,000	0.2%
Michael A. Coates, Chief Financial Officer	534,930	0.5%
Patricia A. Salaciak, Director of Marketing and Director	100,000	0.1%
Olga Smirnova, Corporate Secretary and Director**	1,000,000	1.0%
All Directors and Executive Officers as a Group	1,834,930	1.8%

Paul Spivak, former Chief Executive Officer**	50,316,200	49.0%

*	Less than 0.1%
**	Ms. Smirnova is married to Mr. Spivak, the company’s former CEO. The reported shares held does not include USLG stock owned by his or her spouse.

Change in Control Arrangements

We are not aware of any arrangements that would result in a change in control of USLG.

Equity Compensation Plans

The following table summarizes information about our equity compensation plans at December 31, 2023.

Plan Category	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	10,000,000	*
Equity compensation plans not approved by shareholders	—	**
Total	10,000,000	*

*	On September 29, 2023, our board adopted the company’s 2023 Equity Incentive Plan, which was approved by our shareholders on December 29, 2023. The plan provides for up to 10.0 million equity grants, including shares, restricted shares, tax qualified options, non-qualified options, stock appreciation rights, and other equity-based grants. The plan allows for grants to the directors, executive officers, other employees, and consultants of USLG and its subsidiaries. The term of the plan is ten years. Initially our board of directors will administer grants under the plan, but the company grows the board expects to form a compensation committee to administer the plan. The plan was only recently approved by our shareholders, and we have issued any securities under the plan, and there are no plan options, warrants or rights outstanding.
**	We have previously issued stock bonuses to our employees from time-to-time that are not part of a formal equity plan. These stock bonuses were not required to be approved by our shareholders.

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

Transactions with Affiliates

Working Capital Loans

Although USLG is generating revenues and achieved a profit for the first quarter of 2023, we continue to experience capital shortages while expanding Cortes Campers production and introducing additional product lines. To help address these capital needs, Anthony R. Corpora, our chief executive officer, and Paul Spivak, the founder and a significant shareholder of USLG, provided interest free loans to the company in 2023 and 2022, and Michael A. Coates, our chief financial officer, provided interest free loans to the company in 2023.

In 2023, Mr. Corpora loaned the company $50,238, and had loaned $76,000 to the company in 2022. These loans are interest free and are payable on demand. The entire amount of these loans was outstanding on December 31, 2023.

In 2023, Mr. Spivak loaned the company $53,167, and loaned $100,000 to the company in 2022. These loans are interest free and are payable on demand. The entire amount of these loans was outstanding on December 31, 2023. Mr. Spivak loaned the company an additional $209,050 during the first quarter of 2024.

In 2023, Mr. Coates loaned the company $13,000. This loan is interest free and payable on demand. Mr. Coates loaned the company an additional $20,000 during the first quarter of 2024.

In addition, in 2023 Mr. Corpora and Mr. Coates generously volunteered to take out personal loans and make those funds available to USLG to support the company’s operations.

On May 24, 2023, Mr. Corpora obtained a personal loan in the original principal amount of $97,920 from Pinnacle Bank and provided these funds to USLG. Mr. Corpora executed an unsecured promissory note payable to Pinnacle Bank evidencing the loan in the original principal amount of $97,920, bearing annual interest of 14.49%, and with 84 monthly payments of $1,861.63 commencing on June 25, 2023, with the final payment on May 25, 2030. On July 17, 2023, we entered into an unsecured “pass-through” promissory note with Mr. Corpora that provides for repayment to him on the same terms as the Pinnacle loan, without markup or profit. During 2023, we repaid Mr. Corpora $12,995 under this note, and on December 31, 2023 there was $93,027 in principal remaining outstanding under the note.

On May 4, 2023, Mr. Coates obtained a personal loan in the original principal amount of $50,000 less an origination fee of $1,745 from Cross River Bank and provided these funds to USLG. Mr. Coates executed a loan agreement and promissory note payable to Cross River Bank evidencing the loan in the original principal amount of $50,000, bearing annual interest of 11.42%, and with 59 monthly payments of $1,097.62 commencing on June 3, 2023 with a final payment of $1,104.58 on June 3, 2028. On July 17, 2023, we entered into an unsecured “pass-through” promissory note with Mr. Coates that provides for repayment to him on the same terms as the Cross River loan, without markup or profit. During 2023, we repaid Mr. Coates $7,683 under this note, and on December 31, 2023 there was $45,492 in principal remaining outstanding under the note.

On August 17, 2023, Mr. Corpora obtained a personal loan in the original principal amount of $89,000 from SoFi Bank, N.A. and provided these funds to USLG. On August 17, 2023, Mr. Corpora executed a loan agreement with SoFi Bank evidencing the loan in the original principal amount of $89,000, bearing annual interest of 18.36%, and with 48 monthly payments of $2,631.53 commencing on September 17, 2023, with the final payment on August 17, 2027. On September 29, 2023, we entered into an unsecured “pass-through” promissory note with Mr. Corpora that provide for repayment to him on the same terms as the SoFi loan, without markup or profit. During 2023, we repaid Mr. Corpora $7,890 under this note, and on December 31, 2023 there was $83,773 in principal remaining outstanding under the note.

On August 29, 2023, Mr. Coates obtained a personal loan in the original principal amount of $75,000 less a loan origination fee of $4,500 from SoFi Bank, N.A. and provided these funds to USLG. On August 29, 2023, Mr. Coates executed a loan agreement with SoFi Bank evidencing the loan in the original principal amount of $75,000, bearing annual interest of 13.35%, and with 60 monthly payments of $1,724.11 commencing on October 5, 2023, with the final payment on September 5, 2028. On September 29, 2023, we entered into an unsecured “pass-through” promissory note with Mr. Coates that provide for repayment to him on the same terms as the SoFi loan, without markup or profit. During 2023, we repaid Mr. Coates $5,153 under this note, and on December 31, 2023 there was $72,321 in principal remaining outstanding under the note.

On September 1, 2023, Mr. Coates obtained a personal loan in the original principal amount of $77,250 from Pinnacle Bank, N.A. and provided these funds to USLG. On September 1, 2023, Mr. Coates executed an unsecured promissory note payable to Pinnacle Bank evidencing the loan in the original principal amount of $77,250, bearing annual interest of 19.49%, and with 84 monthly payments of $1,691.79 commencing on October 1, 2023, with the final payment on September 1, 2030. On September 29, 2023, we entered into an unsecured “pass-through” promissory note with Mr. Coates that provide for repayment to him on the same terms as the Pinnacle loan, without markup or profit. During 2023, we repaid Mr. Coates $5,075 under this note, and on December 31, 2023 there was $75,917 in principal remaining outstanding under the note.

On April 18, 2023, Mrs. Smirnova executed a $30,000 personal loan with First Electronic Bank and advanced the proceeds to the Company. The loan accrues interest at 13.49% and 60 payments of principal and interest through maturity in April 2028.

Accounts Payable

To help address our capital needs while expanding Cortes Campers production and introducing additional product lines, several of our directors, officers and employees have paid for company expenses personally and deferred reimbursement. As of December 31, 2023, account payable included: $34,417 payable to our CEO Anthony Corpora; $36,576 to our CFO Michael Coates; $12,586 to director Olga Smirnova; and $26,567 to our founder and significant shareholder Paul Spivak.

Deferred Compensation

Our current officers and former chief executive officer have voluntarily elected to defer a portion of their salary to help the company conserve cash. In 2023, our CEO Anthony Corpora deferred $56,539 of his salary, and the balance of deferred compensation owed to Mr. Corpora was $67,116 on December 31, 2023. In 2023, our CFO Michael Coates deferred $46,154 of his salary, all of which remained unpaid on December 31, 2022. In 2023, Paul Spivak, our founder and a significant shareholder, deferred $38,462 of his salary, and the balance of deferred compensation owed to Mr. Spivak was $163,629 on December 31, 2023.

Patents

Our founder and significant shareholder Paul Spivak holds, or has applied for, a number of patents that are used or would be useful in our business. We are not currently paying Mr. Spivak for access to these patents and are in discussions with him to gain exclusive use of this intellectual property, which we believe will enable meaningful product innovation and significant cost reductions in the current and future products. For more information, please turn to Business — Patents on page 4.

In 2022, we paid $12,634 to patent counsel for legal services related to these patents, and were billed an additional $18,293, which has not yet been paid. In 2023, we paid patent counsel $7,020 for legal services related to these patents, and were billed an additional $19,611, which has not yet been paid.

MIGMarine Corporation

On August 5, 2022, we acquired MIGMarine Corporation (“Mig Marine”) from our founder Paul Spivak for $6,833,333. Mig Marine is a fiberglass design and manufacturing company that had been providing fabrication and assembly services solely to Cortes Campers before the acquisition. With the acquisition of Mig Marine, we were able to streamline our manufacturing processes, improve production cycles and scale to meet the demand of Cortes Campers generated order back-log.

The Mig Marine purchase price was completely seller-financed: $638,333 (10%) was deferred for one year interest free and was due August 5, 2023; and we issued Mr. Spivak a promissory note in the amount of $6,195,000 for the remainder. The note bears interest at the rate of 6.25% per year and has a five-year term with monthly installments of principal and interest, originally commencing on September 5, 2022 with the final payment due on August 5, 2027. As we ramped up our camper business and reinvested revenues in the company, we failed to make any payments under the note in 2022 or the first quarter of 2023, and as a result were in default.

Reflecting his faith in USLG and in order to support the operations and continued growth of the company, Mr. Spivak waived the default, waived all interest accrued on the note for 2022 and 2023, and agreed to defer payment of the $638,333 deposit and payments on the note to January 2024, with the final note payment due December 1, 2028. Mr. Spivak provided the waiver and payment deferral on May 1, 2023, effective retroactively. Effective January 1, 2024, Mr. Spivak again generously agreed to waive all interest to accrue on the note for 2024 and to defer payments of the deposit and on the note to January 2025, with the final note payment due December 1, 2029.

Family Relationships

Paul Spivak is the founder and a significant shareholder of USLG. He served as our CEO and sole member of our board until he stepped down from both positions on August 9, 2021. He remains an employee, involved primarily in design and production. Mr. Spivak is married to board member Olga Smirnova.

Item 14. Principal Accountant Fees and Services.

BF Borgers CPA PC (“Borgers”) served as our principal independent registered public accounting firm in 2022 until August 1, 2022, when we engaged Maloney + Novotny LLC (“M+N”) to serve as our independent public accounting firm. M+N resigned on November 30, 2022, and we reengaged Borgers on February 22, 2023 to audit our 2022 financial statements. On September 20, 2023, we engaged GBQ Partners LLC (“GBQ”), to serve as the company’s independent registered public accounting firm to audit our financial statements, and dismissed Borgers. The following table shows the fees billed by GBQ, Borgers and M+N for the years ended December 31, 2023 and 2022.

	GBQ	Borgers		M+N	Total	Total
Fees	2023	2023	2022	2022	2023	2022
Audit Fees (1)	$67,946	$66,000	$137,500	$23,950	$133,946	$161,450
Audit-Related Fees	—	—	—	—	—	—
Tax Fees (2)	$29,565	—	—	—	$29,565	—
All Other Fees	—	—	—	—	—	—
Total	$97,511	$66,000	$137,500	$23,950	$163,511	$161,450

1.	Audit Fees consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.
2.	Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning, including preparation of federal and state income tax returns.

Our board of directors does not currently have an audit committee, but all of the services provided by our independent public accounting firms in 2023 and 2022 were pre-approved by our board. The decision to engage GBQ, Borgers and M+N to serve as our independent public accounting firms was approved by our board. Neither GBQ, Borgers nor M+N had any direct or indirect financial interest in USLG that would compromise their independence in either 2023 or 2022.

Part IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	Financial Statement Schedules (see Item 8 Financial Statements and Supplementary Data)

(b)	Exhibits

Exhibit	Description
2.1	Share Exchange Agreement dated May 26, 2016. Incorporated by reference to Exhibit 2.1 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.
2.2	Purchase of Business Agreement for Intellitronix Corp. dated December 16, 2016. Incorporated by reference to Exhibit 2.2 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.
2.3	Asset Purchase Agreement among Intellitronix Corporation, US Lighting Group, Inc., and Ohio INTX Cooperative dated May 14, 2021. Incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 19, 2021.
2.4	Stock Purchase Agreement between US Lighting Group, Inc. and Paul Spivak dated August 5, 2022 (including Promissory Note dated August 5, 2022). Incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 11, 2022.
3.1	Articles of Incorporation for US Lighting Group, Inc. Incorporated by reference to Exhibit 3.1 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.
3.2	Articles of Amendment to the Articles of Incorporation of US Lighting Group, Inc. filed with the State of Florida on August 9, 2016. Incorporated by reference to Exhibit 3.3 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.
3.3	Articles of Amendment to Articles of Incorporation of US Lighting Group, Inc. Incorporated by reference to Exhibit 3.01 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 27, 2022.
3.4	Bylaws of US Lighting Group, Inc. Incorporated by reference to Exhibit 3.4 of the Company’s Form 10 filed with the Securities and Exchange Commission on September 28, 2020.
10.1	Common Stock Purchase Agreement between US Lighting Group, Inc., and Alumni Capital LP dated July 14, 2023. Incorporated by reference to Exhibit 10.2 of the Company’s 8-K filed with the Securities and Exchange Commission on July 17, 2023.
10.2	Common Stock Purchase Warrant issued by US Lighting Group, Inc. to Alumni Capital LP on July 14, 2023 for 6,666,667 Shares. Incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed with the Securities and Exchange Commission on July 17, 2023.
10.3	Unsecured Promissory Note issued by US Lighting Group, Inc. to Anthony R. Corpora on July 17, 2023 in the original principal amount of $97,920. Incorporated by reference to Exhibit 10.3 of the Company’s 8-K filed with the Securities and Exchange Commission on July 17, 2023.
10.4	Unsecured Promissory Note issued by US Lighting Group, Inc. to Michael A. Coates on July 17, 2023 in the original principal amount of $50,000. Incorporated by reference to Exhibit 10.4 of the Company’s 8-K filed with the Securities and Exchange Commission on July 17, 2023.
10.5	Unsecured Promissory Note issued by US Lighting Group, Inc. to Anthony R. Corpora on September 29, 2023 in the original principal amount of $89,000. Incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed with the Securities and Exchange Commission on September 29, 2023.
10.6	Unsecured Promissory Note issued by US Lighting Group, Inc. to Michael A. Coates on September 29, 2023 in the original principal amount of $75,000. Incorporated by reference to Exhibit 10.2 of the Company’s 8-K filed with the Securities and Exchange Commission on September 29, 2023.
10.8	Securities Purchase Agreement dated November 2, 2023 between US Lighting Group, Inc. and 1800 Diagonal Lending LLC. Incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed with the Securities and Exchange Commission on November 8, 2023.
10.9	Promissory Note dated November 2, 2023 in the original principal amount of $120,750 issued by US Lighting Group, Inc. to 1800 Diagonal Lending LLC. Incorporated by reference to Exhibit 10.2 of the Company’s 8-K filed with the Securities and Exchange Commission on November 8, 2023.
10.10	Cancellation of Debt Agreement dated March 1, 2024 between US Lighting Group, Inc. and Paul Spivak. Incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed with the Securities and Exchange Commission on March 5, 2024.
10.11*	US Lighting Group, Inc. 2023 Equity Incentive Plan. Incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on January 22, 2024.
19.1**	US Lighting Group, Inc. Insider Trading Policy
31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Anthony R. Corpora
31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Michael A. Coates
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement
**	Included with this filing.

Item 16. Form 10-K Summary.

Not required.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, US Lighting Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US LIghting Group, Inc.

Date: April 16, 2024	/s/ Anthony R. Corpora
By Anthony R. Corpora, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of US Lighting Group, Inc. and in the capacities and on the dates indicated.

Date: April 16, 2024	/s/ Anthony R. Corpora
By Anthony R. Corpora, Chief Executive Officer
(Principal Executive Officer)

Date: April 16, 2024	/s/ Michael A. Coates
By Michael A. Coates, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 16, 2024	/s/ Patricia A. Salaciak
By Patricia A. Salaciak, Director

Date: April 16, 2024	/s/ Olga Smirnova
By Olga Smirnova, Director