Form 10-Q
period 2024-03-31
U.S. Lighting Group, Inc.
filed 2024-05-20
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 102,786,188 shares of common stock outstanding on May 1, 2024.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current Assets:
Cash	$49,056	$-
Accounts receivable	113,239	155,023
Prepaid expenses and other current assets	52,257	59,176
Inventory	112,953	151,136

Total Current Assets	327,504	365,335

Property and equipment, net	2,677,693	2,704,554

Total Assets	$3,005,197	$3,069,889

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,111,097	$1,025,076
Accrued expenses	378,943	289,543
Accrued payroll to former officer	125,167	125,167
Deferred revenue	185,196	151,839
Loan payable, current	124,007	169,634
Loans payable, related party	116,362	116,362
Total Current Liabilities	2,040,772	1,877,622

Loans payable, net of current portion	263,502	267,463
Loans payable, related party	5,789,090	5,574,017
Total Liabilities	8,093,364	7,719,102

Shareholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 102,786,188 shares issued and outstanding	10,494	10,494
Additional paid-in-capital	21,976,580	21,976,581
Accumulated deficit	(27,075,241)	(26,636,288)
Total Shareholders’ Equity (Deficit)	(5,088,167)	(4,649,213)

Total Liabilities and Shareholders’ Equity (Deficit)	$3,005,197	$3,069,889

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months ended March 31,
	2024	2023

Net sales	$290,542	$1,025,737
Cost of goods sold	339,731	701,319
Gross profit (loss)	(49,189)	324,418

Operating expenses:
Selling, general and administrative expenses	355,710	472,349
Total operating expenses	355,710	472,349

Loss from operations	(404,900)	(147,931)

Other income (expense):
Interest Income	256	249
Interest expense	(34,260)	(7,046)
Total other income (expense)	(34,004)	(6,797)

Income (loss) before tax provision	(438,904)	(154,728)

Tax Provision	(50)	-

Net income (loss)	$(438,954)	$(154,728)

Basic income (loss) per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic	102,247,905	98,947,384
Weighted average common shares outstanding, diluted	102,247,905	98,947,384

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2023	-	$-	102,786,188	$10,494	$21,976,581	$(26,636,288)	$(4,649,213)
Sale of Common Stock			-	-	-		-
Net Income (Loss)						(438,954)	(438,954)
Balance, March 31, 2024	-	$-	102,786,188	$10,494	$21,976,581	$(27,075,242)	$(5,088,167)

Balance, December 31, 2022	-	-	99,934,825	$10,209	$19,771,111	$(25,531,320)	$(5,750,000)
Sale of Common Stock			1,675,000	167	167,332		167,500
Stock issued for services & compensation			-	-	-		-
Forgiveness of shareholder loan & accrued interest					-		-
Net Income (Loss)						(154,728)	(154,728)
Balance, March 31, 2023	-	$-	101,609,825	$10,376	$19,938,443	$(25,686,048)	$(5,737,229)

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(438,954)	$(154,728)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	50,891	44,822
Changes in Assets and Liabilities:
Accounts receivable	41,784	(156,706)
Inventory	38,183	11,496
Prepaid expenses and other current assets	6,919	6,254
Accounts payable	86,021	38,660
Accrued expenses	89,400	-
Deferred revenue	33,357	179,498
Accrued interest on loans	-	(49,488)
Accrued interest on related party loans	-	(211,964)
Net cash used in operating activities	(92,398)	(292,156)

Cash Flows from Investing Activities:
Purchase of property and equipment	(24,031)	(190,221)
Net cash (used in) provided by investing activities	(24,031)	(190,221)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	167,500
Proceeds from loans payable	-	236,191
Proceeds from notes payable, related party	283,372	-
Payment of loans payable	(49,588)	-
Payments on notes payable related party	(68,299)	-
Net cash provided by financing activities	165,485	403,691

Net change in cash	49,056	(78,686)
Cash beginning of period	-	124,529
Cash end of period	$49,056	$45,843

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On October 6, 2023, we formed Fusion X Automotive, LLC to design, manufacture and distribute automotive aftermarket composite products, such as automotive body parts and light versions of sough-after vehicle replacement components. We have been in the design and R&D stage for this product line throughout the first quarter of 2024.

We plan to expand our manufacturing footprint, enhance production techniques, and develop more products in the RV, marine, and composite housing sectors. Current R&D efforts are directed towards future tow-behind camper models under the Cortes Campers brand as well as prefabricated housing segment.

As of March 31, 2024, our revenue was driven by shipments of fiberglass campers marketed under Cortes Campers.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, we had no cash equivalents.

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

As of March 31, 2024, and December 31, 2023, respectively, there are no shares of common stock issuable under convertible note agreements.

Revenue Recognition

Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied.

Unit Sales

The Company’s primary source of revenue is generated through the sale of molded fiberglass campers and homes (units). Unit sales are recognized at a point-in-time when the performance obligation is satisfied and control of the promised goods or services is transferred to the customer, which generally occurs when the unit is shipped to or picked-up from our facility by the customer. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods or services. Unit payment terms include deposits payable prior to delivery or on terms of 60 days or less post-delivery.

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

For the period ended March 31, 2024, the Company recognized a net loss of $438,954 and cash used in operating activities was $92,398. As the Company further develops its products and markets, the Company may need to raise additional capital or borrow additional funds to support increasing levels of working capital until it is able to generate sufficient revenues.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2024, and December 31, 2023:

	March 31,	December 31,
	2024	2023
Building and improvements	$676,025	$676,025
Land	96,000	96,000
Vehicles	127,262	127,262
Office equipment	18,421	18,421
Production molds and fixtures	1,408,160	1,408,160
Tooling and fixtures	757,031	733,001
Other equipment	90,132	90,132
Furniture and fixtures	4,746	4,746
Total property and equipment cost	3,177,776	3,153,747
Less: accumulated depreciation and amortization	(500,084)	(449,193)
Property and equipment, net	$2,677,693	$2,704,554

NOTE 5 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s former CEO voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s former CEO was $125,167 as of March 31, 2024, and December 31, 2023. Deferral of wages ended on August 9, 2021, when the Company’s former CEO resigned from that position.

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at March 31, 2024 and December 31, 2023:

	2024	2023
On August 5, 2022, the Company acquired Mig Marine from Paul Spivak, for a delayed cash deposit payment of $638,333 and a 6.25% interest bearing seller note in the amount of $6,195,000. The balance outstanding as of December 31, 2022 includes accrued interest of $126,926. During 2023 an agreement was executed resulting in the forgiveness of the accrued interest as of December 31, 2022 and no interest accrual during 2023. As Paul Spivak is a related party and a significant shareholder of the Company, the forgiveness of the accrued interest was treated as an in-substance capital contribution in 2023. In March 2024, the Company executed another cancellation of debt agreement with Paul Spivak. Pursuant to that agreement, Spivak cancelled and forgave the $638,333 deposit and $1,195,000 of the principal of the note effective December 31, 2023. In addition, no interest will accrue on the remaining note in 2024 and the final payment of the note is due December 1, 2029. The agreement effective December 31, 2023, was also treated as an in-substance capital contribution in 2023.	$5,000,000	$5,000,000
Loans payable to Paul Spivak issued in at various dates in 2023 and 2024. The loans are at zero percent interest. Paul Spivak has agreed to defer any payments through 2025.	364,539	153,167
Loan payable to Olga Smirnova, Director of the Company, who on April 18, 2023 executed a $30,000 personal loan with First Electronic Bank and advanced the proceeds to the Company. The loan accrues interest at 13.49% and 60 payments of principal and interest through maturity in April 2028.	25,892	27,445
Loans payable to Anthony R. Corpora issued in October and December 2022 and July and August 2023. $126,238 of the notes have a zero percent interest rate. The other notes are payable over terms of 48 to 84 months with interest rates ranging from 14.99% to 19.49%.	296,632	303,037
Loans payable to Michael A. Coates, the Company’s CFO, issued at various dates in 2023 and 2024. The notes are payable over periods of 60 to 84 months with interest rates ranging from 11.42% to 19.49%.	218,389	206,730
Total loans payable to related parties	5,905,452	5,690,379
Less: current portion	(116,362)	(116,362)
Loans payable to related parties - long-term	$5,789,090	$5,574,017

NOTE 7 – LOANS PAYABLE

We have the following outstanding loans as of March 31, 2024 and December 31, 2023:

	2024	2023
On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $265,339 with interest at 9.49% per annum and due on September 10, 2030. The loan requires 119 monthly payments of $2,322, with a final balloon payment of $224,835 due September 10, 2030. The loan is guaranteed by the Company, the Company’s former CEO, and secured by the Company’s real estate.	$255,286	$256,184
The Company purchases vehicles for employees and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. There were two vehicle loans outstanding at December 31, 2023, with original loan periods of 72 and 144 months, and interest rates of zero percent to 10.99%.	42,622	45,109
On November 7, 2022, the Company entered into a $150,000 term loan with Fresh Funding related to working capital for the production of campers. The loan requires monthly payments over the term of 12 months, has an interest rate of 38% per annum, and is guaranteed by the former CEO.	8,239	14,036
On May 26, 2023, the Company entered into a $17,200 term loan with North Star Leasing Company for the purchase of a router. The loan requires monthly payment of $475 over the term of 60 months and has an interest rate of 14.58%.	14,979	15,555
On November 2, 2023, the Company entered into a $120,750 note with 1800 Diagonal Lending LLC. The note bears interest at an effective rate of 60%. Payments of principal and interest are payable in 9 monthly installments through maturity of August 15, 2024. Upon an event of default, the holder may convert the all or part of the note and accrued interest into shares of the Company’s common stock at a discount of 39% from the lowest trading price during the 10-day period prior to conversion.	66,383	106,213
Total loans payable	387,509	437,097
Less: current portion	(124,007)	(169,634)
Loans payable, long term	$263,502	$267,463

NOTE 8 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

No stock was issued during the quarter ended March 2024. For the quartered ended March 2023, the Company received proceeds of $167,500 on the private placement of 1,675,000 shares of common stock, at an aver price of $0.10

Summary of Warrants

There were no warrants granted or exercised during the quarters ended March 2024 and 2023. Warrants for the period ended March 31, 2024, are $0.

NOTE 9 – INCOME TAXES

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

NOTE 10 – LEGAL PROCEEDINGS

There were no reportable legal proceedings initiated, or material developments in previously reported legal proceedings for the quarter ended March 2024.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2024, the Company received additional loans payable to related parties totaling $28,760. Each such loan is non-interest-bearing and payable on demand.

On May 13, 2024, the Company and 1800 Diagonal Lending LLC, modified the terms of the note. Monthly payments of principal and interest have been reduced to $7,500 and maturity date extended to December 30, 2024.

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

Although we believe that the expectations, estimates and projections reflected in the forward-looking statements in this report are based on reasonable assumptions when they were made, we cannot assure you that these expectations, estimates and projections will be achieved. We believe the forward-looking statements in this report are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations. Future events and actual results may differ materially from those discussed in the forward-looking statements. Some of the factors that could cause actual results to differ materially from our expectations are discussed Item 1A. Risk Factors beginning on page seven of our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

In this quarterly report we refer to US Lighting Group, Inc. and its subsidiaries as USLG, the company, we and our, unless the context requires otherwise.

We are an innovative composite manufacturer utilizing advanced fiberglass technologies in growth sectors such as high-end recreational vehicles (RVs), prefabricated off-grid houses, and high-performance powerboats. We derive expertise and inspiration from the marine industry, where the harshest conditions are expected and met with superior engineering and the latest in composite technology. Molded fiberglass products are exceptionally strong, lightweight and durable. Composite materials are also corrosion resistant and provide efficient insulation, making them attractive for both outdoor enthusiasts and residential housing needs. Molded construction allows for the creation of irregular, unusual or circular objects, which permits the innovative shapes and features of our products. In 2023, our revenue was driven by shipments of fiberglass campers marketed under Cortes Campers brand.

Cortes Campers, LLC designs and manufactures high-end molded fiberglass RV travel trailers and campers designed for comfort, style and durability. We utilize superior quality materials and fiberglass construction resulting in significantly stronger, more durable and lighter weight products. Cortes Campers’ first product is the Cortes 17, a 17-foot long single axle tow-behind molded fiberglass camper. In the second quarter of 2023, we introduced a new floorplan, Cortes 16, which has expanded sleeping capacity with a king size bed. We are currently developing additional models, including larger, family-oriented all composite 22 and 27-foot travel trailers. Cortes Campers has established a network of professional RV dealerships to market and distribute its products. As of March 31, 2024, Cortes Campers are available through 36 dealer locations in US and Canada.

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

In early 2021, we formed Fusion X Marine, LLC to design, manufacture and distribute high-performance speed boats utilizing advanced fiberglass composites. Our first boat model is the X-15, a miniature speed boat designed for rental sites and excursions, as well as to serve as an entry-level boat for first time buyers. We began producing the X-15 in the fourth quarter of 2023 and made our first deliveries in the first quarter of 2024. The similarly styled X-27 is a 27-foot fiberglass V-hull speedboat and is designed for speed and superior maneuverability. The tooling and molds for the X-27 are currently under development and the model is not yet available for pre-orders.

On October 6, 2023, we formed Fusion X Automotive, LLC to design, manufacture and distribute automotive aftermarket composite products, such as automotive body parts and light versions of sough-after vehicle replacement components. We have been in the design and R&D stage for this product line throughout the fourth quarter of 2023. Fusion X Automotive has not yet sold any product, but we exhibited at the annual PRI convention in Indianapolis in December 2023, showcasing our upcoming products, and expect this product line to contribute to our overall revenue in 2024.

We plan to expand our manufacturing footprint, enhance production techniques, and develop more products in the RV, marine and composite housing sectors. Our current R&D efforts are focused on future tow-behind camper models under Cortes Campers brand.

Our headquarters, manufacturing and research and development facilities are located at 1148 East 222nd Street, Euclid, Ohio, 44117. Our website is www.USLightingGroup.com.

Recent Events

Corporate Structure and History

US Lighting Group, Inc. is a holding company with five operating subsidiaries: Cortes Campers, LLC, high-end campers; Futuro Houses, LLC, molded fiberglass homes; Fusion X Marine, LLC, high-performance boats; Fusion X Automotive, LLC, automotive aftermarket composite products; and MIGMarine Corporation, composite manufacturing for our business lines.

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

Results of Operations for the Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

Sales

Net sales for the quarter ended March 31, 2024 were $290,542, compared to $1,025,737 in the first quarter of 2023, a decrease of $735,195. Net sales decreased primarily as a result of fewer campers sold in 2024 by Cortes Campers.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2024, were $339,731, compared to $701,319 for the first quarter of 2023.

Operating Expenses

Selling, general and administrative expenses were $355,710 for the quarter ended March 31, 2024, compared to $472,349 for the first quarter of 2023.

Other Income/Expense

During the quarter ended March 31, 2024, we had total other expense of $34,004, compared to $6,797 for the first quarter of 2023.

Net Loss

We had a net loss of $438,954 for the quarter ended March 31, 2024, compared to a net loss of $154,728 for the first quarter of 2023.

Liquidity and Capital Resources

Net cash used in operating activities for the quarter ended March 31, 2024, was $92,398, compared to net cash used in operating activities of $292,156 for the first quarter of 2023.

Net cash used in investing activities was $24,031 for the quarter ended March 31, 2024, compared to $190,221 provided by investing activities for the first quarter of 2023.

Net cash provided by financing activities for the quarter ended March 31, 2024, was $165,485, which included proceeds of $283,372 from related party loans. Total loan payments were $117,887. Net cash provided by financing activities for the first quarter of 2023 was $403,691, which included proceeds of $167,500 from the sale of common stock, and $236,191 from proceeds of loans payable.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a full discussion of our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because USLG is a “smaller reporting company” as defined by the Securities and Exchange Commission we are not required to provide additional market risk disclosure.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined under the Securities Exchange Act, are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Our management team, with the participation of our chief executive officer, Anthony R. Corpora, and chief financial officer, Michael A. Coates, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon this evaluation, Messrs. Corpora and Coates concluded that the company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

Our senior management team is responsible for establishing and maintaining adequate internal control over financial reporting, defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO, and effected by our board, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There were no reportable legal proceedings initiated, or material events in previously reported legal proceedings, during the first quarter.

Item 1A. Risk Factors.

Please refer to the risk factors listed under Item 1A. Risk Factors beginning on page seven of our Annual Report on Form 10-K for the year ended December 31, 2023 for information relating to certain risk factors applicable to USLG.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered shares of our common stock or other equity securities during the quarter ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

During the quarter ended March 31, 2024, USLG was not in material default with respect to any of its material indebtedness.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended March 31, 2024.

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

US Lighting Group, Inc.

May 15, 2024	/s/ Anthony Corpora
By Anthony R. Corpora, Chief Executive Officer (Principal Executive Officer)

May 15, 2024	/s/ Michael A. Coates
By Michael A. Coates, Chief Financial Officer (Principal Financial and Accounting Officer)