Form 10-Q
period 2024-06-30
U.S. Lighting Group, Inc.
filed 2024-08-28
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 103,810,778 shares of common stock outstanding on August 23, 2024.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$42,401	$-
Accounts receivable	111,820	155,023
Prepaid expenses and other current assets	50,192	59,176
Inventory	131,202	151,136

Total Current Assets	335,615	365,335

Property and equipment, net	2,666,063	2,704,554

Total Assets	$3,001,678	$3,069,889

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,118,315	$1,025,076
Accrued expenses	480,948	289,543
Accrued payroll to former officer	125,167	125,167
Deferred revenue	403,854	151,839
Loan payable, current	100,047	169,634
Loans payable, related party	884,648	116,362
Total Current Liabilities	3,112,979	1,877,622

Loans payable, net of current portion	257,010	267,463
Loans payable, related party	5,143,308	5,574,017
Total Liabilities	8,513,298	7,719,102

Shareholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 102,786,188 shares issued and outstanding	10,494	10,494
Additional paid-in-capital	21,976,581	21,976,581
Accumulated deficit	(27,498,694)	(26,636,288)
Total Shareholders’ Equity (Deficit)	(5,511,619)	(4,649,213)

Total Liabilities and Shareholders’ Equity (Deficit)	$3,001,678	$3,069,889

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net sales	$74,895	$1,311,833	$365,437	$2,337,570
Cost of goods sold	182,283	820,916	522,014	1,522,235
Gross profit (loss)	(107,389)	440,917	(156,578)	815,335

Operating expenses:
Selling, general and administrative expenses	294,016	477,193	649,726	949,542
Total operating expenses	294,016	477,193	649,726	949,542

Loss from operations	(401,404)	13,724	(806,303)	(134,207)

Other income (expense):
Interest Income	226	549	482	798
Interest expense	(22,275)	(9,818)	(56,535)	(16,864)
Total other income (expense)	(22,049)	(9,269)	(56,053)	(16,066)

Income (loss) before tax provision	(423,452)	4,455	(862,356)	(150,273)

Tax Provision	-	-	(50)	-

Net income (loss)	$(423,452)	$4,455	$(862,406)	$(150,273)

Basic income (loss) per share	$(0.00)	$0.00	$(0.01)	$(0.00)
Diluted income (loss) per share	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic	102,541,036	98,947,384	102,541,036	98,957,384
Weighted average common shares outstanding, diluted	102,541,036	98,947,384	105,541,036	98,947,384

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2023	-	$-	102,786,188	$10,494	$21,976,581	$(26,636,288)	$(4,649,213)
Net Income (Loss)						(438,954)	(438,954)
Balance, March 31, 2024	-	$-	102,786,188	$10,494	$21,976,581	$(27,075,242)	$(5,088,167)

Net Income (Loss)						(423,452)	(423,452)
Balance, June 30, 2024	-	$-	102,786,188	$10,494	$21,976,581	$(27,498,694)	$(5,511,619)

Balance, December 31, 2022	-	-	99,934,825	$10,209	$19,771,111	$(25,531,321)	$(5,750,000)
Sale of Common Stock			1,675,000	167	167,332		167,500
Net Income (Loss)						(154,728)	(154,728)
Balance, March 31, 2023	-	$-	101,609,825	$10,376	$19,938,443	$(25,686,049)	$(5,737,229)

Sale of Common Stock	-	-	56,250	6	5,619	-	5,625
Net Income (Loss)						4,455	4,455
Balance, June 30, 2023	-	$-	101,666,075	$10,382	$19,944,063	$(25,681,583)	$(5,727,148)

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(862,406)	$(150,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	101,782	85,653
Stock issued for services & compensation	-	3,372
Changes in Assets and Liabilities:
Accounts receivable	43,203	(451,892)
Inventory	19,934	111,228
Prepaid expenses and other current assets	8,984	80,534
Accounts payable	93,239	64,798
Accrued expenses	191,405	129,498
Deferred revenue	252,015	-
Accrued interest on loans	-	(28,687)
Net cash used in operating activities	(151,845)	(155,769)

Cash Flows from Investing Activities:
Purchase of property and equipment	(63,291)	(344,258)
Net cash (used in) provided by investing activities	(63,291)	(344,258)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	173,125
Proceeds from loans payable	-	17,200
Proceeds from notes payable, related party	428,489	280,000
Payment of loans payable	(80,040)	(79,702)
Payments on notes payable related party	(90,912)	(4,097)
Net cash provided by financing activities	257,537	386,526

Net change in cash	42,401	(113,501)
Cash beginning of period	-	124,529
Cash end of period	$42,401	$11,028

The accompanying notes are an integral part of these consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 1 – ORGANIZATION

US Lighting Group, Inc. (the “Company”) is a parent company comprised of four subsidiaries — Cortes Campers, LLC, a brand of high-end molded fiberglass campers, Futuro Houses, LLC, which is focused on design and sales of molded fiberglass homes, Fusion X Marine, LLC, a high-performance boat designer, Fusion X Automotive, LLC, manufacturing automotive aftermarket composite products, and MIG Marine Corporation, a composite manufacturing company that produces proprietary molded fiberglass products for our other business lines.

On January 11, 2021, we formed Cortes Campers to operate our new brand of innovative travel trailers. During the second part of 2021, we invested heavily in research and development as well as production planning for the 17-foot camper and began selling campers in early 2022.

The Company created a new wholly owned subsidiary called Fusion X Marine, LLC on April 12, 2021, domiciled in Wyoming, to sell boats and other related products to the recreational marine market. The subsidiary began production in the fourth quarter of 2023 and made its first deliveries in the first quarter of 2024.

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

On October 6, 2023, we formed Fusion X Automotive, LLC to design, manufacture and distribute automotive aftermarket composite products, such as automotive body parts and light versions of sough-after vehicle replacement components. The subsidiary was in the design and R&D stage for most of the first half of the year before transitioning to production in late second quarter of 2024. The subsidiary is expected to make its first deliveries in the third quarter of 2024.

We plan to expand our manufacturing footprint, enhance production techniques, and develop more products in the RV, marine, and composite housing sectors. Current R&D efforts are directed towards future tow-behind camper models under the Cortes Campers brand as well as prefabricated housing segment.

As of June 30, 2024, our revenue was driven by shipments of fiberglass campers marketed under Cortes Campers.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024 and December 31, 2023, we had no cash equivalents.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Cortes Campers, LLC, Fusion X Marine, LLC, Futuro Houses, LLC, Fusion X Automotive, LLC, and Mig Marine Corp. All intercompany transactions and balances have been eliminated in consolidation.

Basic and Diluted Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

As of June 30, 2024, and December 31, 2023, respectively, there are no shares of common stock issuable under convertible note agreements.

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

During the six months ended June 30, 2024, the Company recognized a net loss of $862,406 and cash used in operating activities was $151,845. As the Company further develops its products and markets, the Company may need to raise additional capital or borrow additional funds to support increasing levels of working capital until it is able to generate sufficient revenues.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2024, and December 31, 2023:

	June 30,	December 31,
	2024	2023
Building and improvements	$676,025	$676,025
Land	96,000	96,000
Vehicles	127,262	127,262
Office equipment	18,421	18,421
Production molds and fixtures	1,408,160	1,408,160
Tooling and fixtures	796,293	733,001
Other equipment	90,131	90,132
Furniture and fixtures	4,746	4,746
Total property and equipment cost	3,217,038	3,153,747
Less: accumulated depreciation and amortization	(550,975)	(449,193)
Property and equipment, net	$2,666,063	$2,704,554

NOTE 5 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s former CEO voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s former CEO was $125,167 as of June 30, 2024 and December 31, 2023. Deferral of wages ended on August 9, 2021, when the Company’s former CEO resigned from that position.

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at June 30, 2024 and December 31, 2023:

	2024	2023
On August 5, 2022, the Company acquired Mig Marine from Paul Spivak, for a delayed cash deposit payment of $638,333 and a 6.25% interest bearing seller note in the amount of $6,195,000. The balance outstanding as of December 31, 2022 includes accrued interest of $126,926. During 2023 an agreement was executed resulting in the forgiveness of the accrued interest as of December 31, 2022 and no interest accrual during 2023. As Paul Spivak is a related party and a significant shareholder of the Company, the forgiveness of the accrued interest was treated as an in-substance capital contribution in 2023. In March 2024, the Company executed another cancellation of debt agreement with Paul Spivak. Pursuant to that agreement, Spivak cancelled and forgave the $638,333 deposit and $1,195,000 of the principal of the note effective December 31, 2023. In addition, no interest will accrue on the remaining note in 2024, and the final payment of the note is due December 1, 2029. The agreement effective December 31, 2023, was also treated as an in-substance capital contribution in 2023.	$5,000,000	$5,000,000
Loans payable to Paul Spivak issued at various dates in 2023 and 2024. The loans are at zero percent interest and are payable on demand.	499,656	153,167
Loans payable to Anthony R. Corpora issued in October and December 2022 and July and August 2023. $126,238 of the notes have a zero percent interest rate. The other notes are payable over terms of 48 to 84 months with interest rates ranging from 14.99% to 19.49%.	290,748	303,037
Loan payable to Olga Smirnova, Director of the Company, who on April 18, 2023 executed a $30,000 personal loan with First Electronic Bank and advanced the proceeds to the Company. The loan accrues interest at 13.49% and 60 payments of principal and interest through maturity in April 2028.	24,682	27,445
Loans payable to Michael A. Coates, the Company’s CFO, issued at various dates in 2023. The notes are payable over periods of 60 to 84 months with interest rates ranging from 11.42% to 19.49%.	212,870	206,730
Total loans payable to related parties	6,027,956	5,690,379
Less: current portion	(884,648)	(116,362)
Loans payable to related parties - long-term	$5,143,308	$5,574,017

NOTE 7 – LOANS PAYABLE

We have the following outstanding loans as of June 30, 2024 and December 31, 2023:

	2024	2023
On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $265,339 with interest at 9.49% per annum and due on September 10, 2030. The loan requires 119 monthly payments of $2,322, with a final balloon payment of $224,835 due September 10, 2030. The loan is guaranteed by the Company, the Company’s former CEO, and secured by the Company’s real estate.	$254,675	$256,184
The Company purchases vehicles for employees and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. There were two vehicle loans outstanding at December 31, 2023, with original loan periods of 72 and 144 months, and interest rates of zero percent to 10.99%.	37,631	45,109
On November 7, 2022, the Company entered into a $150,000 term loan with Fresh Funding related to working capital for the production of campers. The loan requires monthly payments over the term of 12 months, has an interest rate of 38% per annum, and is secured by the former CEO.	4,181	14,036
On May 26, 2023, the Company entered into a $17,200 term loan with North Star Leasing Company for the purchase of a router. The loan requires monthly payment of $475 over the term of 60 months and has an interest rate of 14.58%.	14,089	15,555
On November 2, 2023, the Company entered into a $120,750 note with 1800 Diagonal Lending LLC. The note bears interest at an effective rate of 60%. Payments of principal and interest are payable in 9 monthly installments through maturity of August 15, 2024. Upon an event of default, the holder may convert the all or part of the note and accrued interest into shares of the Company’s common stock at a discount of 39% from the lowest trading price during the 10-day period prior to conversion.	46,482	106,213
Total loans payable	357,057	437,097
Less: current portion	(100,047)	(169,634)
Loans payable, long term	$257,010	$267,463

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Shares Issued for Cash

No stock was issued during the six months ended June 2024. For the six months ended June 2023, the Company received proceeds of $167,500 on the private placement of 1,675,000 shares of common stock, at an average price of $0.10.

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

NOTE 10 – LEGAL PROCEEDINGS

There were no reportable legal proceedings initiated, or material developments in previously reported legal proceedings for the six months ended 2024.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the time period of the financial statements, the Company failed to make the June payment to 1800 Diagonal Lending, LLC. As a result, the company was in default and 1800 Diagonal converted $10,000 of the note into 1,024,590 shares of common stock. The current balance with accrued interest is $70,525 as of August 6, 2024.

Subsequent to the time period of the financial statements, the Company failed to make the June payment to Anthony Corpora for the personal loan he obtained from Pinnacle Bank from which he made funds available to the Company. As a result, the company is in default to Mr. Corpora. The current balance with accrued interest is $89,245.

Subsequent to the time period of the financial statements, the Company failed to make the June payment to Anthony Corpora for the personal loan he obtained from SoFi Bank from which he made funds available to the Company. As a result, the company is in default to Mr. Corpora. The current balance with accrued interest is $75,265.

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

We are an innovative composite manufacturer utilizing advanced fiberglass technologies in growth sectors such as high-end recreational vehicles (RVs), prefabricated off-grid houses, and high-performance powerboats. We derive expertise and inspiration from the marine industry, where the harshest conditions are expected and met with superior engineering and the latest in composite technology. Molded fiberglass products are exceptionally strong, lightweight and durable. Composite materials are also corrosion resistant and provide efficient insulation, making them attractive for both outdoor enthusiasts and residential housing needs. Molded construction allows for the creation of irregular, unusual or circular objects, which permits the innovative shapes and features of our products. In 2023 and 2024, our revenue was driven by shipments of fiberglass campers marketed under Cortes Campers brand.

Cortes Campers, LLC designs and manufactures high-end molded fiberglass RV travel trailers and campers designed for comfort, style and durability. We utilize superior quality materials and fiberglass construction resulting in significantly stronger, more durable and lighter weight products. Cortes Campers’ first product is the Cortes 17, a 17-foot-long single axle tow-behind molded fiberglass camper. In the second quarter of 2023, we introduced a new floorplan, Cortes 16, which has expanded sleeping capacity with a king size bed. During the second quarter of 2024, we introduced two new models featuring a fully integrated molded composite frame, the Cortes 18 and a family-oriented Cortes 22-foot travel trailer that can be configured for four to five passengers. We are currently taking orders for the Cortes 18 and 22. We expect to launch the Cortes 27-foot travel trailer with a unique aerodynamic design during the fourth quarter of 2024.

Cortes Campers has established a network of professional RV dealerships to market and distribute its products. As of June 30, 2024, Cortes Campers are available through 35 dealer locations in US and Canada.

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

On October 6, 2023, we formed Fusion X Automotive, LLC to design, manufacture and distribute automotive aftermarket composite products, such as automotive body parts and light versions of sough-after vehicle replacement components. We have been in the design and R&D stage for this product line throughout the fourth quarter of 2023. Fusion X Automotive exhibited at the annual PRI convention in Indianapolis in December 2023, showcasing our upcoming products. We received our first Fusion X Automotive order in the second quarter of this year, and we expect this product line to contribute to our overall revenue in 2024.

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

Financial Results

During 2023, the Towable RV industry saw a decrease in sales of 38.5% (RV Industry Association, RV Market Report December 2023). This industry-wide decrease led to fewer reorders from our dealer network in the first half of 2024, as our dealers work through their existing inventories, which negatively impacted our results. However, the industry has shown signs of a turnaround in 2024, with year-to-date sales up 19% in the Towable RV industry (RV Industry Association, RV Market Report June 2024). Our dealers retailed (sold) twenty-six campers in the first six months of the year compared to eleven for the same time period in 2023. We believe retail sales are a leading indicator for RV manufacturers, and new purchase orders from dealers placed in July for Cortes Campers increased, totaling approximately $440,000.

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Sales

Net sales for the quarter ended June 30, 2024 were $74,895, compared to $1,311,833 in the second quarter of 2023, a decrease of $1,236,938. Net sales decreased primarily as a result of fewer campers sold in 2024 by Cortes Campers, reflecting the ongoing downturn in the industry overall as well as delays in introducing new Cortes models.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2024 were $182,283, compared to $820,916 for the second quarter of 2023, as a result of higher sales in 2023.

Operating Expenses

Selling, general and administrative expenses were $294,016 for the quarter ended June 30, 2024, compared to $477,193 for the second quarter of 2023, as a result of lower sales in 2024.

Other Income/Expense

During the quarter ended June 30, 2024, we had total other expense of $22,049, compared to $9,269 for the second quarter of 2023, as a result of higher interest expense in 2024.

Net Loss

We had a net loss of $423,452 for the quarter ended June 30, 2024, compared to net income of $4,455 for the second quarter of 2023, primarily as a result of reduced sales.

Results of Operations for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Sales

Net sales for the six months ended June 30, 2024 were $365,437, compared to $2,337,570 for the first six months of 2023, a decrease of $1,972,133. Net sales decreased primarily as a result of fewer campers sold in 2024 by Cortes Campers.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2024 were $522,014, compared to $1,522,235 for the first six months of 2023.

Operating Expenses

Selling, general and administrative expenses were $649,726 for the six months ended June 30, 2024, compared to $949,542 for the first six months of 2023. Net operating expenses decreased primarily as a result of fewer campers sold in 2024 by Cortes Campers.

Other Income/Expense

During the six months ended June 30 2024, we had total other expense of $56,535, compared to $16,066 for the first six months of 2023, as a result of higher interest expense in 2024.

Net Loss

We had a net loss of $862,406 for the six months ended June 30, 2024, compared to a net loss of $150,273 for the first six months of 2023.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2024 was $151,845, compared to $155,769 for the first six months of 2023.

Net cash used in investing activities was $63,291 for the six months ended June 30, 2024, compared to $344,258 for the first six months of 2023.

Net cash provided by financing activities for the six months ended June 30, 2024 was $257,537, which included proceeds of $428,489 from related party loans. Total loan payments were $170,952. Net cash provided by financing activities for the first six months of 2023 was $386,526, which included proceeds of $173,125 from the sale of common stock, and $213,401 from proceeds of loans payable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined under the Securities Exchange Act, are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

On May 31, 2024, Anthony R. Corpora stepped down as our chief executive officer. Currently we have not yet identified a new CEO and are in the process of conducting a search. Currently, our chief financial officer Michael A. Coates is also serving as the company’s interim principal executive officer.

Our management team, with the participation of Mr. Coates, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon this evaluation, Mr. Coates concluded that the company’s disclosure controls and procedures were not effective as of June 30, 2024.

Our controls were ineffective due to the size of the company and available resources. There are limited personnel to assist with the accounting and financial reporting function and upon the resignation of our former CEO, our CFO now also serves as our Principal Executive Officer, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, we believe that the financial information presented in this report is materially correct and fairly presents the financial position and operating results of the company for the three and six months ended June 30, 2024 and 2023

Changes in Internal Control Over Financial Reporting

Our senior management team is responsible for establishing and maintaining adequate internal control over financial reporting, defined under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and CFO, and effected by our board, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

With the exception of the lack of segregation of duties matter disclosed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, an indictment was filed on September 16, 2021 and unsealed on October 8, 2021 against Paul Spivak, our former chief executive officer and a major shareholder of the company, Mr. Spivak’s wife, Olga Smirnova, our vice president of finance and administration and a member of our board of directors, and others, alleging fraudulent sales of stock of USLG by Mr. Spivak and others (United States of America v. P. Spivak, O. Smirnova, et al., Case No. L21CR491, United States District Court for the Northern District of Ohio, Eastern Division). The events outlined in the indictment allegedly occurred between June 2016 and June 2021. The alleged acts include issuing favorable press releases to artificially inflate the price of USLG’s stock, selling shares that benefited Mr. Spivak and others while the price was artificially inflated, and paying illegal commissions to unlicensed brokers to sell USLG’s shares. On June 29, 2023, a second superseding indictment was filed in the case naming additional defendants not affiliated with USLG and making additional allegations against Mr. Spivak, including engaging in a conspiracy to obstruct justice and making false declarations before the court. We have been advised that the trial began on August 19, 2024 and is currently ongoing.

USLG was not named in the indictment and is not involved in these legal proceedings.

There were no other reportable material legal proceedings initiated, or material events in previously reported legal proceedings, during the second quarter. However, on occasion USLG and our subsidiaries are subject to other routine litigation incidental to our business. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the company, our financial condition and operating results could be materially adversely affected.

Item 1A. Risk Factors.

Please refer to the risk factors listed under Item 1A. Risk Factors beginning on page seven of our Annual Report on Form 10-K for the year ended December 31, 2023 for information relating to certain risk factors applicable to USLG. In addition, please see the disclosure in this Form 10-Q under Item 3. Defaults Upon Senior Securities below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered shares of our common stock or other equity securities during the quarter ended June 30, 2024.

Item 3. Defaults Upon Senior Securities.

1800 Diagonal

On November 2, 2023, USLG issued a promissory note to 1800 Diagonal Lending LLC (“1800 Diagonal”) in the original principal amount of $120,750 in connection with a loan. The note provided for monthly payments of principal and interest of $15,027. 1800 Diagonal subsequently agreed to reduced payments to $7,500 a month. However, we failed to make the June payment and on July 2, 2024, 1800 Diagonal elected to convert $10,000 of the amount we owe on the note into shares of our common stock. 1800 Diagonal called a default under the note due to our failure to make the June payment and applied penalties to the amount outstanding and demanded payment in full. After the application of the penalties and conversion of $10,000, 1800 Diagonal claims that there is $68,910 outstanding principal under the note.

Upon an event of default, 1800 Diagonal may convert amounts outstanding under the note into shares of our stock at a conversion price equal to 61% of the lowest trading price of the stock during the ten trading days before the conversion date. The July 2, 2024 conversion price was $0.00976 per share and 1800 Diagonal received 1,024,590 shares upon conversion of the $10,000 note balance. We do not have available cash to pay the accelerated note balance and expect that 1800 Diagonal may convert additional amounts under the note into shares of our common stock and sell those shares in the public market, which may have a negative effect on the trading price of the company’s stock.

Anthony Corpora

To help address our growth capital needs in the spring of 2023, Anthony R. Corpora, our former chief executive officer, generously volunteered to take out personal loans and make those funds available to the company. On May 24, 2023, Mr. Corpora obtained a personal loan in the original principal amount of $97,920 from Pinnacle Bank and provided these funds to us to support the company’s operations. Mr. Corpora executed an unsecured promissory note payable to Pinnacle Bank evidencing the loan in the original principal amount of $97,920, bearing annual interest of 14.49%, and with 84 monthly payments of $1,861.63 commencing on June 25, 2023 with the final payment on May 25, 2030. On July 17, 2023, we entered into an unsecured “pass-through” promissory note with Mr. Corpora that provides for repayment to him on the same terms as his note with Pinnacle Bank, without markup or profit. We failed to make the June payment to Mr. Corpora, and on July 1, 2024, he provided us with a notice of default and demanded payment in full of the $89,245 principal and interest remaining outstanding under his note.

On August 17, 2023, Mr. Corpora obtained an additional personal loan in the original principal amount of $89,000 from SoFi Bank, N.A. and provided these funds to USLG to support the company’s operations. On August 17, 2023, Mr. Corpora executed a loan agreement with SoFi Bank evidencing the loan, bearing annual interest of 18.36%, and with 48 monthly payments of $2,631.53 commencing on September 17, 2023 with the final payment on August 17, 2027. On September 29, 2023, we entered into an unsecured “pass-through” promissory note with Mr. Corpora that provides for repayment to him on the same terms as his note with SoFi Bank, without markup or profit. We failed to make the July payment to Mr. Corpora, and on July 19, 2024, he provided us with a notice of default and demanded payment in full of the $75,265 principal and interest remaining outstanding under his note.

We do not have available cash to pay the accelerated note balances due Mr. Corpora, but we expect to make monthly payments on the notes with cash from operations during the third quarter.

Item 4. Mine Safety Disclosures.

We are not engaged in mining operations.

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended June 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of the principal executive and principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, US Lighting Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Lighting Group, Inc.

August 28, 2024	/s/ Michael A. Coates
By Michael A. Coates, Chief Financial Officer (Principal Financial and Accounting Officer and Interim Principal Executive Officer)