Form 10-Q
period 2024-09-30
U.S. Lighting Group, Inc.
filed 2024-11-26
CIK 1536394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

There were 112,321,415 shares of common stock outstanding on November 12, 2024.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current Assets:
Cash	$2,847	$—
Accounts receivable	145,503	155,023
Prepaid expenses and other current assets	42,514	59,176
Inventory	102,210	151,136

Total Current Assets	293,074	365,335

Property and equipment, net	2,750,092	2,704,554

Total Assets	$3,043,166	$3,069,889

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,236,110	$1,025,076
Accrued expenses	596,219	289,543
Accrued payroll to former officer	125,167	125,167
Deferred revenue	362,973	151,839
Loan payable, current	110,537	169,634
Loans payable, related party	1,074,694	116,362
Total Current Liabilities	3,505,700	1,877,622

Loans payable, net of current portion	369,435	267,463
Loans payable, related party	5,000,000	5,574,017
Total Liabilities	8,875,135	7,719,102

Shareholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 107,089,466 and 102,786,188 shares issued and outstanding, respectively	10,924	10,494
Additional paid-in-capital	21,994,782	21,976,581
Accumulated deficit	(27,837,675)	(26,636,288)
Total Shareholders’ Equity (Deficit)	(5,831,969)	(4,649,213)

Total Liabilities and Shareholders’ Equity (Deficit)	$3,043,166	$3,069,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2024	2023	2024	2023
Net sales	$151,798	$755,152	$517,235	$3,092,722
Cost of goods sold	196,841	688,585	718,855	2,210,820
Gross profit (loss)	(45,043)	66,567	(201,620)	881,902

Operating expenses:
Selling, general and administrative expenses	247,825	652,467	897,551	1,602,009
Total operating expenses	247,825	652,467	897,551	1,602,009

Loss from operations	(292,868)	(585,900)	(1,099,171)	(720,107)

Other income (expense):
Interest Income	223	301	705	1,099
Gain on sale of assets	6,828	—	6,828	—
Interest expense	(52,549)	(55,236)	(109,084)	(72,100)
Total other income	(45,498)	(54,935)	(101,552)	(71,001)

Loss before tax provision	(338,366)	(640,835)	(1,200,722)	(791,108)

Tax Provision	(614)	—	(664)	—

Net loss	$(338,981)	$(640,835)	$(1,201,387)	$(791,108)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic	104,501,263	99,063,716	103,364,162	99,063,716
Weighted average common shares outstanding, diluted	104,501,263	99,063,716	103,364,162	99,063,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2023	—	$—	102,786,188	$10,494	$21,976,581	$(26,636,288)	$(4,649,213)
Net Loss	—	—	—	—	—	(438,954)	(438,954)
Balance, March 31, 2024	—	—	102,786,188	10,494	21,976,581	(27,075,242)	(5,088,167)
Net Loss	—	—				(423,452)	(423,452)
Balance, June 30, 2024	—	—	102,786,188	10,494	21,976,581	(27,498,694)	(5,511,619)
Stock issued for conversion of debt	—	—	4,303,278	430	18,201	—	18,631
Net Loss	—	—	—	—	—	(338,981)	(338,981)
Balance, September 30, 2024	—	$—	107,089,466	$10,924	$21,994,782	$(27,837,675)	$(5,831,969)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	—	$—	99,934,825	$10,209	$19,771,111	$(25,531,321)	$(5,750,001)
Sale of common stock	—	—	1,675,000	167	167,332	—	167,499
Net Loss	—	—				(154,728)	(154,728)
Balance, March 31, 2023	—	—	101,609,825	10,376	19,938,443	(25,686,049)	(5,737,230)
Sale of common stock	—	—	56,250	6	5,619	—	5,625
Net Income	—	—	—	—	—	4,456	4,456
Balance, June 30, 2023	—	—	101,666,075	10,382	19,944,062	(25,681,593)	(5,727,149)
Sale of common stock	—	—	1,120,113	112	15,890	—	16,002
Stock issued for services and compensation	—	—	—	—	12,000	—	12,000
Forgiveness of accrued interest on shareholder loan	—	—	—	—	126,296	—	126,296
Net loss	—	—	—	—	—	(640,835)	(640,835)
Balance, September 30, 2023	—	$—	102,786,188	$10,494	$20,098,248	$(26,322,428)	$(6,23,686)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(1,201,387)	$(791,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	112,877	142,319
Stock issued for services & compensation	—	17,625
Debt discount	4,134	—
Debt default premium added to principal	26,354	—
Gain on sale of assets	(6,828)	—
Changes in Assets and Liabilities:
Accounts receivable	9,520	(110,067)
Inventory	48,926	81,588
Prepaid expenses and other current assets	16,662	15,572
Accounts payable	211,034	295,435
Accrued expenses	305,307	72,633
Deferred revenue	211,134	79,498
Accrued interest on loans	-
Net cash used in operating activities	(262,267)	(196,505)

Cash Flows from Investing Activities:
Purchase of property and equipment	(151,588)	(521,467)
Net cash used by investing activities	(151,588)	(521,467)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	167,500
Proceeds from loans payable	112,654	18,296
Proceeds from notes payable, related party	484,546	548,670
Payment of loans payable	(80,267)	(117,893)
Payments on notes payable related party	(100,231)	(19,014)
Net cash provided by financing activities	416,702	597,559

Net change in cash	2,847	(120,413)
Cash beginning of period	—	124,529
Cash end of period	$2,847	$4,116

Supplemental Cash Flow Information:
Interest paid	$—	$72,100
Taxes paid	$—	$—
Non-cash Financing Activities:
Proceeds from sale of common stock receivable	$—	$16,000
Forgiveness of accrued interest on shareholder loan	$—	$126,295
Common stock issued for debt conversion	$20,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

US LIGHTING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On October 6, 2023, we formed Fusion X Automotive, LLC to design, manufacture and distribute automotive aftermarket composite products, such as automotive body parts and light versions of sough-after vehicle replacement components. The subsidiary was in the design and R&D stage for most of the first half of the year before transitioning to production in late second quarter of 2024. The subsidiary began to make its first deliveries in the third quarter of 2024.

We plan to expand our manufacturing footprint, enhance production techniques, and develop more products in the RV, marine, and composite housing sectors. Current R&D efforts are directed towards future tow-behind camper models under the Cortes Campers brand as well as prefabricated housing segment.

As of September 30, 2024, our revenue was driven by shipments of fiberglass campers marketed under Cortes Campers.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023, we had no cash equivalents.

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

NOTE 3 – LIQUIDITY

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the nine months ended September 30, 2024, the Company recognized a net loss of $1,201,387 and cash used in operating activities was $262,267. As the Company further develops its products and markets, the Company may need to raise additional capital or borrow additional funds to support increasing levels of working capital until it is able to generate sufficient revenues.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2024, and December 31, 2023:

	September 30,	December 31,
	2024	2023
Building and improvements	$676,025	$676,025
Land	96,000	96,000
Vehicles	98,690	127,262
Office equipment	18,421	18,421
Production molds and fixtures	1,408,160	1,408,160
Tooling and fixtures	854,596	733,001
Other equipment	194,844	90,132
Furniture and fixtures	4,746	4,746
Total property and equipment cost	3,351,482	3,153,747
Less: accumulated depreciation and amortization	(601,390)	(449,193)
Property and equipment, net	$2,750,092	$2,704,554

NOTE 5 – ACCRUED PAYROLL TO OFFICER

Beginning in January 2018, the Company’s former CEO voluntarily elected to defer payment of his employment compensation. The balance of the compensation owed to the Company’s former CEO was $125,167 as of September 30, 2024 and December 31, 2023. Deferral of wages ended on August 9, 2021, when the Company’s former CEO resigned from that position.

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of the following at September 30, 2024 and December 31, 2023:

	2024	2023
On August 5, 2022, the Company acquired Mig Marine from Paul Spivak, for a delayed cash deposit payment of $638,333 and a 6.25% interest bearing seller note in the amount of $6,195,000. The balance outstanding as of December 31, 2022 includes accrued interest of $126,926. During 2023 an agreement was executed resulting in the forgiveness of the accrued interest as of December 31, 2022 and no interest accrual during 2023. As Paul Spivak is a related party and a significant shareholder of the Company, the forgiveness of the accrued interest was treated as an in-substance capital contribution in 2023. In March 2024, the Company executed another cancellation of debt agreement with Paul Spivak. Pursuant to that agreement, Spivak cancelled and forgave the $638,333 deposit and $1,195,000 of the principal of the note effective December 31, 2023. In addition, no interest will accrue on the remaining note in 2024, and the final payment of the note is due December 1, 2029. The agreement effective December 31, 2023, was also treated as an in-substance capital contribution in 2023.	$5,000,000	$5,000,000
Loans payable to Paul Spivak issued at various dates in 2023 and 2024. The loans are at zero percent interest and are payable on demand.	553,223	153,167
Loans payable to Anthony R. Corpora issued in October and December 2022 and July and August 2023. $126,238 of the notes have a zero percent interest rate. The other notes are payable over terms of 48 to 84 months with interest rates ranging from 14.99% to 19.49%. The loan is currently in default and accordingly due on demand.	290,748	303,037
Loan payable to Olga Smirnova, Director of the Company, who on April 18, 2023 executed a $30,000 personal loan with First Electronic Bank and advanced the proceeds to the Company. The loan accrues interest at 13.49% and 60 payments of principal and interest through maturity in April 2028. The loan is currently in default and accordingly due on demand.	23,852	27,445
Loans payable to Michael A. Coates, the Company’s CFO, issued at various dates in 2023. The notes are payable over periods of 60 to 84 months with interest rates ranging from 11.42% to 19.49%. The loan is currently in default and accordingly due on demand.	206,871	206,730
Total loans payable to related parties	6,074,694	5,690,379
Less: current portion	(1,074,694)	(116,362)
Loans payable to related parties - long-term	$5,000,000	$5,574,017

NOTE 7 – LOANS PAYABLE

We have the following outstanding loans as of September 30, 2024 and December 31, 2023:

	2024	2023
On August 26, 2020, the Company entered into a loan agreement with Apex Commercial Capital Corp. in the principal amount of $265,339 with interest at 9.49% per annum and due on September 10, 2030. The loan requires 119 monthly payments of $2,322, with a final balloon payment of $224,835 due September 10, 2030. The loan is guaranteed by the Company, the Company’s former CEO, and secured by the Company’s real estate.	$254,675	$256,184
The Company purchases vehicles for employees and research and development activities. Generally, vehicles are sold or traded in at the end of the vehicle loan period. There were two vehicle loans outstanding at December 31, 2023, with original loan periods of 72 and 144 months, and interest rates of zero percent to 10.99%.	36,935	45,109
On November 7, 2022, the Company entered into a $150,000 term loan with Fresh Funding related to working capital for the production of campers. The loan requires monthly payments over the term of 12 months, has an interest rate of 38% per annum, and is secured by the former CEO.	4,181	14,036
On May 26, 2023, the Company entered into a $17,200 term loan with North Star Leasing Company for the purchase of a router. The loan requires monthly payment of $475 over the term of 60 months and has an interest rate of 14.58%.	13,557	15,555
On November 2, 2023, the Company entered into a $120,750 note with 1800 Diagonal Lending LLC. The note bears interest at an effective rate of 60%. As amended, payments of principal and interest are payable in monthly installments through maturity of December 30, 2024. Upon an event of default, a charge equal to 50% of the outstanding balance is added to principal and the holder may convert all or part of the note and accrued interest into shares of the Company’s common stock at a discount of 39% from the lowest trading price during the 10-day period prior to conversion. Beginning in July 2024, the note was in default and the default charge of $26,354 was added to principal. In the third quarter of 2024, $20,000 was converted to common stock.	32,606	106,213
On July 24, 2024, the Company entered into a Mortgage note payable with Infinity Group LLC for $100,000, to be paid at 20% interest per annum in monthly installments of $10,000 commencing August 1, 2024 and monthly thereafter until July 31, 2025 when the principal balance shall become due and payable. Payments received after the 15th day of the month shall include a late payment fee of 5%. After default interest shall accrue at the rate of 24% per annum. Mortgagor shall be liable for all costs of collection and enforcement of this Note, including legal fees.	138,018	—
Total loans payable	479,972	437,097
Less: current portion	(110,537)	(169,634)
Loans payable, long term	$369,435	$267,463

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Shares Issued for Cash

During the nine months ended September 30, 2024, 1800 Diagonal Lending LLC converted $20,000 of their note payable into 4,303,278 shares of common stock.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that there are the following material subsequent events to disclose.

Subsequent to September 30, 2024, 1800 Diagonal Lending LLC converted $15,000 of their note payable into 5,231,949 shares of common stock. The current balance with accrued interest is $44,069 as of October 3, 2024.

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

We are an innovative composite manufacturer utilizing advanced fiberglass technologies in growth sectors such as high-end recreational vehicles (RVs), prefabricated off-grid houses, high-performance powerboats, and automotive aftermarket body parts. We derive expertise and inspiration from the marine industry, where the harshest conditions are expected and met with superior engineering and the latest in composite technology. Molded fiberglass products are exceptionally strong, lightweight and durable. Composite materials are also corrosion resistant and provide efficient insulation, making them attractive for both outdoor enthusiasts and residential housing needs. Molded construction allows for the creation of irregular, unusual or circular objects, which permits the innovative shapes and features of our products. In 2023 and 2024, our revenue was driven by shipments of fiberglass campers marketed under Cortes Campers brand.

Cortes Campers, LLC designs and manufactures high-end molded fiberglass RV travel trailers and campers designed for comfort, style and durability. We utilize superior quality materials and fiberglass construction resulting in significantly stronger, more durable and lighter weight products. Cortes Campers’ first product was a 17-foot-long single axle tow-behind molded fiberglass camper. During the third quarter of 2024, we fully transitioned our production from the previous Cortes 16 and Cortes 17 models to the 2025 model year Cortes 18 with improved weight savings and featuring a fully integrated molded composite frame. We continued to develop additional tooling and floorplans for our Cortes 22 model, a lightweight composite camper designed for families or couples looking for additional space. We are currently taking orders for the Cortes 18 and 22 for delivery this year and in 2025. We expect to launch the Cortes 27, our composite 27-foot trailer with a unique aerodynamic design, in 2025. Originally slated for launch during the fourth quarter of 2024, we have pushed the timeline back to ensure the highest quality product.

Cortes Campers has established a network of professional RV dealerships to market and distribute its products. As of September 30, 2024, Cortes Campers are available through 35 dealer locations in US and Canada. In states without dealer representation, we have begun selling directly to consumers. Additionally, Cortes Campers has seen increasing inquiries about private label manufacturing and custom fiberglass products, potentially further diversifying our business opportunities.

Cortes Campers made a strong impression at the 2024 Hershey RV Show, held from September 11–15, 2024. In collaboration with Liberty RV of Gettysburg, Pennsylvania, we showcased our lightweight fiberglass travel trailers to nearly 48,000 attendees. The response was overwhelmingly positive, with many visitors expressing interest in purchasing one of our campers, and Liberty RV continues to engage with potential buyers from the event.

Recognizing that we could utilize many of the same technologies and manufacturing processes we have perfected for the Cortes Campers line of RVs to make small, prefabricated homes, we began exploring the market in early 2022. The international tiny-house movement has gained new relevance in the recent years as the quest for off-grid, rugged, prefabricated homes has entered the mainstream and was further fueled by the COVID-19 pandemic. We named our modular housing line Futuro Houses after the Futuro Pod, the iconic “UFO house” designed by Finnish architect Matti Suuronen, of which fewer than one hundred were built during the late 1960s and early 1970s. Our first home design is an update of the original Futuro utilizing modular construction and fiberglass for structural integrity and energy efficiency and designed to address modern residential requirements in a 600-square-foot living space. The Futuro can also serve as a commercial structure as it is currently available as a “shell kit” to be outfitted by consumers to meet their needs. We exhibited the Futuro house at the Cleveland Home & Remodeling Expo in March 2023, signed our first distributor in New York, and sold our first home in May 2023. Interest in the Futuro home continues to grow, with inquiries coming in from around the globe from both direct buyers and potential dealers. Since launching Futuro Houses we have added two additional tiny house designs, the FH200 and FH300, ranging from more traditional to futuristic, and from 200 to 300 square feet.

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

On October 6, 2023, we formed Fusion X Automotive, LLC to design, manufacture and distribute automotive aftermarket composite products, specializing in high-performance fiberglass and carbon-fiber hoods, scoops and cowls. We received our first Fusion X Automotive order in the second quarter of this year from one of the largest US automotive aftermarket distributors and started fulfilling these orders in October 2024. We are currently exploring making direct to consumer sales online. Fusion X Auto will showcase its products at the 2024 Performance Racing Industry Show in Indianapolis, Indiana, from December 12–14, 2024.

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

Subsequent Events

On November 12, 2024, the United States Patent and Trademark Office granted to the company’s founder Paul Spivak a patent for an integrally molded recreational vehicle body (Patent No. US 12,139,060 B2). Cortes Campers has exclusive access to this technology, which yields significant weight decreases while providing improved structural integrity, and is currently being used in the Cortes 18 and 22 models and will also be featured in the Cortes 27.

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

Financial Results

During 2023, the Towable RV industry saw a decrease in sales of 38.5% (RV Industry Association, RV Market Report December 2023). Carrying costs for our dealers have increased significantly due to inflationary cost increases and the rapid increase in floor plan interest rates. These industry-wide trends led to fewer reorders from our dealer network in 2024, as our dealers work through their existing inventories, which negatively impacted our results. However, sales by our dealers have increased, with 44 campers sold in the first nine months of 2024 from dealer inventory stock compared to 17 during the same period in 2023. We believe these sales from dealer inventory will lead to additional wholesale dealer orders in the beginning of 2025. In addition, our backlog of units on order has increased from $440,000 on June 30, 2024 to $525,000 on November 11, 2024.

Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Sales

Net sales for the quarter ended September 30, 2024 were $151,798, compared to $755,152 in the third quarter of 2023, a decrease of $603,354. Net sales decreased primarily as a result of fewer campers sold in 2024 by Cortes Campers, reflecting the ongoing downturn in the industry overall as well as delays in introducing new camper models.

Cost of Goods Sold

Cost of goods sold for the quarter ended September 30, 2024 were $196,841, compared to $688,585 for the third quarter of 2023, as a result of lower sales in 2024.

Operating Expenses

Selling, general and administrative expenses were $247,825 for the quarter ended September 30, 2024, compared to $652,467 for the third quarter of 2023, as a result of lower sales in 2024.

Other Income/Expense

During the quarter ended September 30, 2024, we had total other expense of $55,326, compared to $54,935 for the third quarter of 2023.

Net Loss

We had a net loss of $338,981 for the quarter ended September 30, 2024, compared to net loss of $640,835 for the third quarter of 2023, primarily as a result of reduced operating expenses.

Results of Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Sales

Net sales for the nine months ended September 30, 2024 were $517,235, compared to $3,092,722 for the first nine months of 2023, a decrease of $2,575,487. Net sales decreased primarily as a result of fewer campers sold in 2024 by Cortes Campers due to the industry downturn.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2024 were $718,855, compared to $2,210,820 for the first nine months of 2023, as a result of lower sales in 2024.

Operating Expenses

Selling, general and administrative expenses were $897,551 for the nine months ended September 30, 2024, compared to $1,602,009 for the first nine months of 2023. Net operating expenses decreased primarily as a result of fewer campers sold in 2024 by Cortes Campers.

Other Income/Expense

During the nine months ended September 30 2024, we had total other expense of $101,552, compared to other expense of $71,001 for the first nine months of 2023, as a result of higher interest expense in 2024.

Net Loss

We had a net loss of $1,201,387 for the nine months ended September 30, 2024, compared to a net loss of $791,108 for the first nine months of 2023, primarily as the result of reduced camper sales in 2024.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2024 was $262,267, compared to $196,505 for the first nine months of 2023.

Net cash used in investing activities was $151,588 for the nine months ended September 30, 2024, compared to $521,467 for the first nine months of 2023.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $416,702, which included proceeds of $484,546 from related party loans. Total loan payments were $180,498. Net cash provided by financing activities for the first nine months of 2023 was $597,559, which included proceeds of $548,670 from related party loans, and total loan payments were $136,907.

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

On September 27, 2024, Joseph Matozzo and Michael A. Coates stepped down as our chief executive officer and chief financial officer, respectively. The decision was a mutual one between Messrs. Matozzo and Coates and our board of directors. At this time our board has not identified a new CEO or CFO, but is in the process of conducting a search. In the interim, our board is directly managing the operations of the company. Olga Smirnova, a member of our board and the vice president of finance and administration, is serving as the company’s interim principal financial officer. Ms. Smirnova and Patricia A. Salaciak, the other member of our board and the director of marketing, are jointly serving in the role of interim principal executive officer.

Our management team, with the participation of Mses. Smirnova and Salaciak, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon this evaluation, Mses. Smirnova and Salaciak concluded that the company’s disclosure controls and procedures were not effective as of September 30, 2024.

Our controls were ineffective due to the size of the company and available resources. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, we believe that the financial information presented in this report is materially correct and fairly presents the financial position and operating results of the company for the three and nine months ended September 30, 2024 and 2023.

Changes in Internal Control Over Financial Reporting

Our senior management team is responsible for establishing and maintaining adequate internal control over financial reporting, defined under the Exchange Act as a process designed by, or under the supervision of, our principal financial and executive officers, and effected by our board, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

With the exception of the lack of segregation of duties matter disclosed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act that occurred during our third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 12, 2024, in order to avoid the cost of an extended trail, Ms. Smirnova pled guilty to Count 2 (conspiracy to commit securities fraud), which stems from an FBI sting operation that lasted from February 2021 to June 2021. The prosecution dismissed the only other charge against Ms. Smirnova.

The trial against Mr. Spivak began on August 19, 2024 and lasted for three weeks. It was divided into three phases: (1) 32 counts related to USLG going public and through 2019; (2) counts related to the FBI sting operation in 2021; and (3) counts related to post-indictment conduct by Mr. Spivak, alleging obstruction of justice. On September 10, 2024, the jury returned the verdict as to phase one of the trial. They found Mr. Spivak guilty on three counts of the second superseding indictment — Count 1 (conspiracy to commit securities fraud), and Counts 27 and 28 (wire fraud), stemming from two transactions in 2016 totaling $15,000, in which the company sold restricted stock to HSF Investments. The jury found Mr. Spivak not guilty on 29 counts of securities fraud and wire fraud: Counts 5–12, 18, 19, 23–26, and 29–43 of the second superseding indictment. Mr. Spivak was acquitted of all charges related to accepting investor funds and paying commissions on those investments. After three weeks of trial and having been cleared of the most serious charges in the first phase of the trial, on September 11, 2024, Mr. Spivak pled guilty to the counts to be addressed in the second phase of the trial: Counts 2, 20, 22, and 44–47 of the second superseding indictment, at which time counts against him reserved for the third phase of the trial were dismissed.

On November 4, 2024, Mr. Spivak filed a motion for acquittal and memorandum in support relating to the three counts of which he was convicted. Mr. Spivak has informed us that if his motion is rejected, then he intends to appeal his convictions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 2, 2023, USLG issued a promissory note to 1800 Diagonal Lending LLC (“1800 Diagonal”) in the original principal amount of $120,750 in connection with a loan. We failed to make the June payment, and on July 2, 2024, 1800 Diagonal elected to convert $10,000 of the amount we owe on the note into 1,024,590 shares of our unregistered stock at a conversion price of $0.00976 per share. On September 10, 2024, 1800 Diagonal converted an additional $10,000 of the note into 3,278,688 shares of our stock at a conversion price of $0.00305 per share. On October 3, 2024, 1800 Diagonal converted $15,000 of the note into 5,231,949 shares of stock at a conversion price of $0.002867 per share. These issuances of shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

1800 Diagonal

On November 2, 2023, USLG issued a promissory note to 1800 Diagonal in the original principal amount of $120,750 in connection with a loan. The note provided for monthly payments of principal and interest of $15,027. 1800 Diagonal subsequently agreed to reduced payments to $7,500 a month. However, we failed to make the June payment and on July 2, 2024, 1800 Diagonal elected to convert $10,000 of the amount we owe on the note into shares of our common stock. 1800 Diagonal called a default under the note due to our failure to make the June payment and applied penalties to the amount outstanding and demanded payment in full. On September 30, 2024, there was $59,069 outstanding under the note.

Upon an event of default, 1800 Diagonal may convert amounts outstanding under the note into shares of our stock at a conversion price equal to 61% of the lowest trading price of the stock during the ten trading days before the conversion date. For more information about conversion of the 1800 Diagonal note into shares, please see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds above. We do not have available cash to pay the accelerated note balance and expect that 1800 Diagonal may convert additional amounts under the note into shares of our common stock and sell those shares in the public market, which may have a negative effect on the trading price of the company’s stock.

Anthony Corpora

To help address our growth capital needs in 2023, Anthony R. Corpora, our former chief executive officer, generously volunteered to take out personal loans and make those funds available to the company. On May 24, 2023, Mr. Corpora obtained a personal loan in the original principal amount of $97,920 from Pinnacle Bank and provided these funds to us to support the company’s operations. Mr. Corpora executed an unsecured promissory note payable to Pinnacle Bank evidencing the loan in the original principal amount of $97,920, bearing annual interest of 14.49%, and with 84 monthly payments of $1,861.63 commencing on June 25, 2023 with the final payment on May 25, 2030. On July 17, 2023, we entered into an unsecured “pass-through” promissory note with Mr. Corpora that provides for repayment to him on the same terms as his note with Pinnacle Bank, without markup or profit. We failed to make the June payment to Mr. Corpora, and on July 1, 2024, he provided us with a notice of default and demanded payment in full of the $89,245 principal and interest remaining outstanding under his note.

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

We do not currently have available cash to pay the accelerated note balances due Mr. Corpora, although we expect to be able to make payments from operating cash flow in the future.

Michael Coates

To help address our growth capital needs in 2023, Michael A. Coates, our former chief financial officer, generously volunteered to take out personal loans and make those funds available to the company. These loans are summarized below. We have not made payments on these loans since June 2024 and are currently in default. We do not currently have available cash to pay the accelerated note balances due Mr. Coates, although we expect to be able to make payments from operating cash flow in the future.

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

Item 5. Other Information.

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended September 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of the principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, US Lighting Group, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Lighting Group, Inc.

November 26, 2024	/s/ Olga Smirnova
By Olga Smirnova
Vice President of Finance and Administration
(Interim Principal Financial and Accounting Officer and Interim Co-Principal Executive Officer)

November 26, 2024	/s/ Patricia A. Salaciak
By Patricia A. Salaciak
Director of Marketing
(Interim Co-Principal Executive Officer)